Form 10QSB
period 2002-03-31
JACKSON RIVERS CO
filed 2002-05-15
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   MARCH 31, 2002
                                           ----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from                  to
                                          ----------------    ----------------

                          Commission file no. 333-70932
                                              ----------



                           THE JACKSON RIVERS COMPANY
                           --------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                   FLORIDA                                62-1210877
  ----------------------------------                 --------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


                     Suite 314, Washington Mutual Bank Tower
                          2401 East Atlantic Boulevard
                          POMPANO BEACH, FLORIDA 33062
--------------------------------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (954) 782-5006
                           (ISSUER'S TELEPHONE NUMBER)


                  4045 BAHIA ISLE CIRCLE, WELLINGTON, FL 33467
               (FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for past 90 days.
                                Yes      X       No
                                    ----------      --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's common stock as of latest practicable date (May 13, 2002): 12,268,750 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes           No     X
    --------      -------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.                       FINANCIAL STATEMENTS

           The following financial statements are filed with this Form 10-QSB:

                                                                       PAGE
                                                                       ----
Accountant's Report                                                     F-1
Balance Sheets as of December 31, 2001 (audited)
and March 31, 2002 (unaudited)                                          F-2
Statement of Operations for periods ending
December 31, 2001 (audited) and March 31, 2002 (unaudited)              F-3
Statement of Changes in Stockholders' Equity                            F-4
Statement of Cash Flows                                                 F-5
Notes to Financial Statements                                           F-6

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                 --------------

                       EXAMINATION OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                                 MARCH 31, 2002

                                TABLE OF CONTENTS

                                  -------------


                                                                            PAGE
                                                                            ----


ACCOUNTANTS' REVIEW REPORT                                                     1


FINANCIAL STATEMENTS:

      BALANCE SHEETS                                                           2

      STATEMENTS OF OPERATIONS                                                 3

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                            4

      STATEMENTS OF CASH FLOWS                                                 5

NOTES TO FINANCIAL STATEMENTS                                                6-8

ACCOUNTANTS' REVIEW REPORT
--------------------------



To the Board of Directors and Stockholders,
    The Jackson Rivers Company
West Palm Beach, Florida

We have reviewed the accompanying balance sheet of The Jackson Rivers Company (a Florida corporation and a development stage company) as of March 31, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the quarter then ended, and the period from inception, May 8, 2001, through March 31, 2002. All information included in these financial statements is the responsibility of the Company's management.

A review consists primarily of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 2001 were audited by us, and we expressed an unqualified opinion on them in our report dated April 1, 2002, but we have not performed any auditing procedures since that date.





May 8, 2002


                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS
                                                               Mar. 31, 2002  Dec. 31, 2001
                                                                (Unaudited)     (Audited)
                                                               -------------  -------------
CURRENT ASSETS
  Cash                                                              $ 64,569    $    677
  Other Assets                                                           972        --
                                                                    --------    --------

              TOTAL CURRENT ASSETS                                    65,541         677

PROPERTY & EQUIPMENT
  Fixed Assets (net of accumulated depreciation)                       1,696        --
                                                                    --------    --------

                    TOTAL ASSETS                                      67,237         677
                                                                    ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued Expenses                                                       42         159
                                                                    --------    --------

   TOTAL LIABILITIES                                                      42         159
                                                                    --------    --------

STOCKHOLDERS' EQUITY (NOTE 6)
  Common stock; $.001 par value, 100,000,000 shares authorized,       11,800      10,000
       11,800,000 and 10,000,000 shares issued and outstanding as of March 31, 2002 and December 31, 2001, respectively
   Additional Paid-in Capital                                         75,200       5,000
  (Deficit) accumulated during the development stage                 (19,805)    (14,482)
                                                                    --------    --------

   TOTAL STOCKHOLDERS' EQUITY                                         67,195         518
                                                                    --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 67,237    $    677
                                                                    ========    ========






              See Accountants' Review Report and Accompanying Notes





                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                    FOR THE QUARTER ENDED MARCH 31, 2002, THE
       PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2002


                                                                  MAY 8, 2001     MAY 8, 2001
                                                     QUARTER      (INCEPTION)     (INCEPTION)
                                                      ENDED         THROUGH         THROUGH
                                                  MAR. 31, 2002  DEC. 31, 2001   MAR. 31, 2002
                                                   (UNAUDITED)     (AUDITED)      (UNAUDITED)
                                                 --------------  -------------   -------------

REVENUES
    Income                                          $       --      $      --      $      --
                                                    ------------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
   Corporate Expense                                        --              227            227
   Professional Fees                                       1,951         11,650         13,601
   SEC Filing Services                                       540          2,184          2,724
   Office Expense                                            637           --              637
   Licenses, Permits and Fees                                985            268          1,253
   Postage & Delivery Expense                                208           --              208
   Stock Transfer Fees                                       930           --              930
   Miscellaneous Expenses                                     30            153            183
                                                    ------------    -----------    -----------

          Total General & Administrative Expenses          5,281         14,482         19,763

OTHER EXPENSES
   Interest Expense                                           42           --               42
                                                    ------------    -----------    -----------

            Total Expenses                                 5,323         14,482         19,805
                                                    ------------    -----------    -----------

NET (LOSS)                                          $     (5,323)   $   (14,482)   $   (19,805)
                                                    ============    ===========    ===========

(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                                 $     (0.001)   $    (0.002)   $    (0.002)
                                                    ============    ===========    ===========

  Weighted average shares outstanding - basic         10,300,000      8,181,818      8,718,182
                                                    ============    ===========    ===========




              See Accountants' Review Report and Accompanying Notes




                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
       FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2002



                                                                                                                   (DEFICIT)
                                                                                                                    ACCUMULATED
                                                                                                                   DURING THE
                                           COMMON STOCK       CAPITAL      PAID IN  DEVELOPMENT
                                        SHARES       AMOUNT   SUBSCRIBED   CAPITAL     STAGE      TOTAL
                                        ------       ------   ----------   -------     -----      -----

BALANCE AT MAY 8, 2001                        --     $  --     $   --      $  --     $   --      $   --

Issuance of common stock in exchange    10,000,000    10,000       --        5,000       --        15,000
   for cash, June 11, 2001

Net (loss)                                    --        --         --         --      (14,482)    (14,482)
                                        ----------   -------   --------    -------   --------    --------

BALANCE AT DECEMBER 31, 2001            10,000,000    10,000       --        5,000    (14,482)        518
                                        ----------   -------   --------    -------   --------    --------

Capital subscribed, per agreements            --        --       42,500       --         --        42,500
   dated February 2002

Capital subscribed, per agreements            --        --       29,500       --         --        29,500
   dated March 2002

Issuance of shares of common stock in    1,800,000     1,800    (72,000)    70,200       --          --
  exchange for capital subscribed,
  March, 2002

Net (loss)                                    --        --         --         --       (5,323)     (5,323)
                                        ----------   -------   --------    -------   --------    --------

BALANCE AT MARCH 31, 2002               11,800,000   $11,800   $   --      $75,200   $(19,805)   $ 67,195
                                        ==========   =======   ========    =======   ========    ========
















              See Accountants' Review Report and Accompanying Notes



                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 2002, THE
       PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2002

                                                                 MAY 8, 2001    MAY 8, 2001
                                                   QUARTER       (INCEPTION)    (INCEPTION)
                                                    ENDED          THROUGH        THROUGH
                                                MAR. 31, 2002   DEC. 31, 2002  MAR. 31, 2002
                                                 (UNAUDITED)      (AUDITED)     (UNAUDITED)
                                                -------------  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                            $ (5,323)   $(14,482)   $(19,805)

Adjustments to reconcile net (loss)
  to net cash (used in) operating activities:
  (Increase) in other assets                              (972)       --          (972)
  Increase (decrease) in accrued expenses                 (117)        159          42
                                                      --------    --------    --------

  NET CASH (USED IN) OPERATING ACTIVITIES               (6,412)    (14,323)    (20,735)
                                                      --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Property and Equipment                    (1,696)       --        (1,696)
                                                      --------    --------    --------

  NET CASH (USED IN) INVESTING ACTIVITIES               (1,696)       --        (1,696)
                                                      --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (decrease) in additional paid-in capital     70,200       5,000      73,250
  Increase in subscribed capital                          --          --         2,000
  Increase in common stock                               1,800      10,000      11,750
                                                      --------    --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES             72,000      15,000      87,000
                                                      --------    --------    --------

NET INCREASE IN CASH                                    63,892         677      64,569

CASH AT BEGINNING OF PERIOD                                677        --          --
                                                      --------    --------    --------

CASH AT END OF PERIOD                                 $ 64,569    $    677    $ 64,569
                                                      ========    ========    ========




              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002,
        THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001
             (AUDITED), AND THE PERIOD FROM INCEPTION, MAY 8, 2001,
                             THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           ORGANIZATION:

           The Jackson Rivers Company ("the Company") is a development stage enterprise incorporated under the laws of the State of Florida in May 2001. The Company's offices are in Pompano Beach, Florida, its only location.

           The Jackson Rivers Company does not presently conduct business operations.

           METHOD OF ACCOUNTING:

           The Company reports the results of its operations using the accrual method of accounting for both financial statement and income tax purposes. Under this method, income is recognized when earned and expenses are deducted when incurred. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

           INCOME TAXES:

           The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made.

           COMPUTATION OF NET LOSS PER SHARE:

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for the period presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. During the periods presented, the Company did not have a complex capital structure.


2.         RESTRICTED STOCK:

           In June, 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. As of March 31, 2002, the Company had not adopted any stock option plan nor had it issued any such shares for other purposes.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002,
        THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001
             (AUDITED), AND THE PERIOD FROM INCEPTION, MAY 8, 2001,
                             THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)





3.         DEVELOPMENT STAGE OPERATIONS:

           The Company was formed on May 8, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations. As of March 31, 2002, the Company had twenty-six shareholders.


4.         RELATED PARTY TRANSACTIONS:

           In January 2002, the majority shareholder of the Company loaned the Company $4,000, all of which had been repaid as of March 31, 2002. The loan was for short-term in nature, for working capital purposes and bore interest of 9% annually.


5.         SUBSCRIPTIONS:

           In the first quarter of 2002, the Company received $72,000 in deposits on twenty-five subscription agreements for the purchase of a total of 1,800,000 shares of common stock ($0.04 per share). At March 31, 2002, the Company had received payment in full and had issued the shares related to these subscriptions.


6.         CAPITAL STOCK TRANSACTIONS:

           The Articles of Incorporation provide authorization for the issuance of 100,000,000 shares of common stock, par value $0.001 per share.

           On February 8, 2002, the Company's registration statement became effective. The statement provided for the utilization of an escrow agent for the proceeds of an offering of common stock, pending the sale of the minimum number of shares (15,000,000). However, the bank which the Company believed had committed to serve as escrow agent eventually declined to serve due to the small size of the offering. The Company revised the subscription agreement, accepted subscriptions made payable to the Company (instead of the escrow agent), and deposited subscription funds received into the Company's operating account. The Company then issued shares of stock to subscribers prior to receiving subscriptions for the stated minimum of 15,000,000 shares.

           Management represents that it will correct the subscription acceptance errors by closing the current offering, extending a recission offer to all investors and amending the registration statement. The maximum exposure to the Company, should all investors accept the recission offer, is $99,000. The amendment will change the offering to a "use of proceeds" type with no requirement that a minimum number of shares be sold. Management expects that no investors will accept the recission offer.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE QUARTER ENDED MARCH 31, 2002,
        THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001
             (AUDITED), AND THE PERIOD FROM INCEPTION, MAY 8, 2001,
                             THROUGH MARCH 31, 2002
                        (See Accountants' Review Report)




7.         PROPERTY AND EQUIPMENT:

           Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets.

           Property and equipment at March 31, 2002 consists of computer equipment purchased late in March 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Much of the discussion in this Item 2 is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the prospectus filed with the company's registrations statement with the Securities and Exchange Commission.

USE OF PROCEEDS FROM REGISTERED SECURITIES
The company's registration statement under the Securities Act of 1933 became effective on February 8, 2002 (Securities and Exchange Commission file no. 333-70932). The registration statement related to 60,000,000 shares of common stock (par value $.0001 per share) to be offered by the company for $2,400,000, and 10,000,000 shares to be offered by our president, Don A. Paradiso, for $400,000. There is no underwriter. From the effective date of the registration statement through March 31, 2002, we sold 1,800,000 shares to 25 investors for a total of $72,000. Because the bank with whom we had talked about serving as escrow agent for proceeds of the offering pending sale of 15,000,000 shares declined to serve due to the offering's small size, such funds were deposited in the company's operating account, and applied to the acquisition of a desktop computer and payment of certain expenses. As of March 31, 2002, such payments amounted to $6,300, including professional fees ($1,951), a desktop computer ($1,696), fees of a stock transfer agent ($930), lending forms ($637), and filing fees and miscellaneous expenses ($1,086). Except for $540 filing fees, such expenditures were not directly related to the offering of the company's stock. Most expenses of the offering, which amounted to $10,843 as of March 31, 2002, were paid by Mr. Paradiso. Such expenses included legal fees of $7,000, accounting fees of $1,119, and registration fees and filing services of $2,724.

The net proceeds to the company from the sale of its stock, after deducting the expenses advanced by Mr. Paradiso, amounted to $61,157 as of March 31, 2002 . No funds were applied to commissions, finders' fees, or discounts, and no payments were made to any of our officers, directors, affiliates, or security holders except for the repayment of loans and reimbursement of expenses. As of March 31, 2002, $63,892 of offering proceeds remained in the company's account. In April 2002, we sold another 475,000 shares to 12 investors for $19,000.

This application of proceeds constituted a change from the uses contemplated by the company's prospectus in that the proceeds were not placed in escrow, were released before 15,000,000 shares had been subscribed for, and were not used for loans and salaries. In February 2002, our escrow agent declined to execute the escrow agreement which they had prepared. The subscription monies received from subscribers were inadvertently placed in our corporate account.

In May 2002, because of such deviation from the terms of the prospectus, we intend to extend a written offer to rescind the investments of all investors. In the event such rescission offer were to be accepted by one or more investors, we would have a liability to such investors in an amount of up to $99,000.

We are in discussions with one or more private investors who have expressed interest in acquiring most or all of the shares being offered. We will not sell any of our stock pursuant to the registration statement, however, unless, prior to the expiration of that offering (June 8, 2002), a minimum of 15,000,000 shares are subscribed for. If 15,000,000 shares are subscribed for, we will release such funds to the company for operations.

If such negotiations are not successfully concluded before June 7, 2002, we will file a post-effective amendment to our registration statement with the Securities and Exchange Commission. Such amendment would eliminate the requirement for a minimum number of shares to be sold, and reduce the minimum investment to $250. The requirement that all proceeds be placed in escrow pending sale of the minimum number of shares would also be eliminated.

MANAGEMENT'S PLAN OF OPERATION

If 15,000,000 shares are subscribed for before June 7,2002, we would have approximately $580,000 with which to pay salaries, commence marketing, and make loans. All such funds would be deposited in our operating account. Our initial efforts will focus on marketing loans through smaller, independently owned funeral homes in Florida. We will commence marketing as soon as the minimum number of shares are subscribed for.

If the 15,000,000 shares (and no more) were subscribed for, it is anticipated that first year expenses would include $100,000 for salaries (about one-third for a clerk and two-thirds for a manager). After repaying Mr. Paradiso the $20,000 and any other monies advanced by him for the offering, and setting aside monies for first year salaries and expenses, we would have approximately $473,000 with which to make loans. We intend to charge the maximum interest permitted by Florida law, so that, fully loaned out, our loans should generate approximately $113,000 of interest (assuming loans average $5,000 each, with an average interest rate of 24%). Actual returns may be less on account of delinquencies; we do not have the experience on which to base an estimate, but because such loans will be secured, we do not expect bad debt to exceed 1%.

Management believes it can operate on such cash flow for the immediate future, but unless revenues exceed expenses, which is not projected unless more than the minimum number of shares are sold, the company would not have sufficient revenues to fund growth, in which event any growth would be dependent on additional financing. There can be no assurance such financing would be available on acceptable terms. (Since salaries etc. are being paid out of the proceeds of the offering, at least a part of these revenues can be added to working capital for loans, increasing interest income in the second year.)

If 15,000,000 shares are not subscribed for before June 7, 2002, we will file an amendment to our registration statement eliminating the requirement that offering proceeds be escrowed until 15,000,000 shares are sold, so that all monies received will be immediately available for company operations. Jackson Rivers will have no interest in the proceeds from sale of shares, if any, by the selling stockholder.

The cost of preparing and filing a post effective amendment to our registration statement is expected to be in the neighborhood of $6,000. Mr. Paradiso has agreed to advance such additional funds as may be required for the offering, with all such funds being repaid when and only if the minimum number of shares are sold. Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. Until that time, no salary or expenses incurred on behalf of the company by Mr. Paradiso will be paid or accrued (except for offering expenses advanced by him). After the company has $1,000,000 in working capital on hand for lending activities, Mr. Paradiso will commence receiving a salary at the rate of $96,000 per year for the balance of 2002 and $156,000 commencing in 2003 or such later time as Jackson Rivers has $2,000,000 in working capital on hand for lending activities. At such time as the company has $1,000,000 on loan, the company will also commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $11 per square foot at prevailing 2001 rates in West Palm Beach.

 As soon as funds permit, we will seek to employ additional employees for marketing, bookkeeping, and clerical functions. Initially we would contemplate hiring two employees (a clerk and a manager); if all the shares offered by Jackson Rivers were sold, we would employ a vice president and several additional employees, and expand operations into several additional states. The bulk of such funds, however, would be used for additional loans. For the immediate future, we will defer hiring additional employees, and rely on the services of our founder, Mr. Paradiso.

The funds heretofore raised are not sufficient to inaugurate full operations, and if we do not sell 15,000,000 shares before June 7, 2002, and there is a significant delay in effecting an amendment to our registration statement, there can be no assurance that the company could proceed without alternative financing. We do not have any arrangements for such investment, and there can be no assurance that such financing would be available, or if available, that it would be available on terms deemed acceptable to us. Because of such lack of capital and other reasons, an investment in our company involves a very high degree of risk. See "Important Risk Factors".

Our initial efforts will focus on marketing loans through smaller, independently owned funeral homes in Florida. We will commence marketing as soon as the minimum number of shares are subscribed for.

It is not expected that we will require any equipment other than normal office equipment (including a PC computer), for which we have budgeted $5,000. We will also require forms and printing, for which we have budgeted $5,000-$10,000. We do not initially intend to advertise, but may in the future place advertisements in industry publications and other print media.

Except for the $64,569 in our account as of March 31, 2002, from the sale of stock, we do not have any funds or capital resources, nor do we have any commitments for loans or lines of credit. It is anticipated we would have to have at least $600,000 of equity for lending in order to break even.

As funds permit, we would anticipate employing additional personnel (an additional officer, one or two additional bookkeepers, and an additional salesman). We will also seek to establish operations in one or more additional states. In the event we are unable to place all such funds in loans, unloaned funds will be invested in one or more money market funds or other short-term, interest-bearing securities, which are not expected to provide the same returns as the loans contemplated by Jackson Rivers.

We will commence making loans on a test basis in the fall of 2002, and if initial marketing is successful, we believe we will be able to raise additional financing, but as pointed out above, there can be no assurance that such financing will be available. If we are successful in selling 15,000,000 shares by June 7, 2002, we believe we could become operational by late August 2002.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITION
As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (May 8, 2001) have amounted to $19,805, including $5,323 in the three months ended March 31, 2002. Such losses primarily reflect the costs of organizing the company and in preparing and filing our registration statement with the Securities and Exchange Commission.

The company's assets increased from $677 on December 31, 2001 to $67,237 on March 31, 2002. This increase was the result of the sale of 1,800,000 shares of our common stock.


                                     PART II
                                OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

                                      None


ITEM 2.                         CHANGES IN SECURITIES

                                      None

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

                                      None


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


ITEM 5.                          OTHER INFORMATION

The company has moved its principal office to Suite 314, Washington Mutual Bank Tower, 2401 East Atlantic Boulevard, Pompano Beach, Florida 33062. Its telephone number is (954) 782-5006. The company has appointed a new stock transfer agent, Olde Monmouth Stock Transfer Company, Inc., 77 Memorial Parkway, Atlantic Highlands, New Jersey 07716.


ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

                             3 Corporate documents

                             (i)Articles of Incorporation filed May 8, 2001
                    (INCORPORATED BY REFERENCE TO EXHIBIT A FILED WITH FORM SB-2 OCTOBER 4, 2001)

                             (ii)Bylaws (INCORPORATED BY REFERENCE TO EXHIBIT
                    3(II) FILED WITH FORM SB-2 OCTOBER 4, 2001)

(23)                Consent of experts and counsel
                    (I)CONSENT OF MICHAELSON & CO., CERTIFIED
                    PUBLIC ACCOUNTANTS  (FILED WITH THIS REPORT, PAGE ...)

REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE JACKSON RIVERS COMPANY
                                                  (Registrant)

Date          MAY 15, 2002                   By    /S/ DON A. PARADISO
     -------------------------                  --------------------------
                                                  Don A. Paradiso, President



Date          MAY 15, 2002                   By   /S/ DON A. PARADISO
     -------------------------                  --------------------------
                                                  Don A. Paradiso, principal
                                                  financial officer