Form 10KSB
period 2001-12-31
JACKSON RIVERS CO
filed 2002-06-27
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                   (IN ACCORDANCE WITH RULE 15D-2, THIS REPORT
                       CONTAINS ONLY FINANCIAL STATEMENTS
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001)


|X|        ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                             -------------------

                                                              OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file no. 333-70932
                                         ------------------------


                           THE JACKSON RIVERS COMPANY
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              FLORIDA                                           62-1210877
--------------------------------------                   -----------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                     Suite 314, Washington Mutual Bank Tower
                          2401 East Atlantic Boulevard
                          POMPANO BEACH, FLORIDA 33062
            --------------------------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (954) 782-5006
                       ----------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                  4045 BAHIA ISLE CIRCLE, WELLINGTON, FL 33467
              ----------------------------------------------------
               (FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED)

           Securities registered under Section 12(b) of the Exchange Act:  None

           Securities registered under Section 12(g) of the Exchange Act:  None

           Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) as been subject to such filing requirements for past 90 days.

Yes         X         No
    ---------------      --------------

           Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

           Issuer's revenues for its most recent fiscal year.           $   -0-

           Aggregate market value of the voting and non-voting common equity
held by non- affiliates of the registrant as of May 13, 2002:            $90,750

           Number of shares outstanding of registrant's Common Stock, no par
value, as of May 13, 2002:                                            12,268,750

           Documents incorporated by reference:                         None

                                     PART I

ITEM 1.              DESCRIPTION OF BUSINESS

GENERAL
           The Jackson Rivers Company has been organized to provide short-term (30 to 90 day) loans to consumers wishing to finance funeral arrangements for their deceased loved ones, while payment of benefits from insurance companies on the lives of the deceased are pending. Loans will be made for financing funerals, flowers, caskets, and grave markers. We plan to market our program through smaller, family-owned, independently operated funeral homes, many of whom want to up-sell consumers on funeral arrangements and memorial property, but are unable to do so because of their limited financing capabilities. We will also expand into related types of financing discussed below.

           Typically it takes 30 to 90 days for insurance companies to pay off on a life insurance policy. We intend to make loans for such limited periods. At least initially, all loans will be 100% secured by a fully paid-up, effective life insurance policy on the life of an individual who has already died. Jackson Rivers will own an assignment of rights to the proceeds of a life insurance policy on a person who has already died before it lends.

           It is anticipated that loans will range from $1,000 to $15,000, for periods of one to three months. Under the license we intend to obtain in Florida, interest will be limited to 30% per year on the first $2,000 of any loan, 24% per year on the amount between $2,000 and $3,000, and 18% on any amount between $3,000 and $25,000. The effective rate on a $5,000 loan, for example, would be 24%, or 2% per month. We will not be permitted to make loans of more than $25,000 in Florida. By limiting our activity to short-term loans bearing relatively high interest, secured by insurance policy proceeds, we believe we can achieve a good return on our loan portfolio.

           In the future, we may make loans for death related expenses without regard to insurance, such as for pre-need funeral arrangements. In addition, we may in the future make direct loans to consumers who are referred by participating funeral directors, who wish to finance funeral arrangements for their loved ones where no life insurance exists.

           The Jackson Rivers Company was incorporated in Florida in May 2001. Our executive office is located at Suite 314, Washington Mutual Bank Tower, 2401 East Atlantic Boulevard, Pompano Beach, Florida 33062. The telephone number is
(954) 782-5006. We are a development stage company and do not presently have any substantial assets or operating business. To date our activities have been limited to organization, business planning, and registration of the company's Shares. We have not yet made any loans, nor even begun to market loans.

MARKETING

           We will seek to market our loans through family owned, smaller, independently operated funeral homes. We believe many such homes will be interested in our program, inasmuch as access to financing will permit them to up-sell consumers on funeral arrangements and memorial property who are unable to do so because of their limited financing capabilities. We will provide participating funeral homes with a lending package, so that we can receive applications by fax, confirm coverage, accept assignment of the insurance proceeds, confirm the assignment with the insurance company, and fund the loan within 24 to 48 hours.

           It is anticipated that our loan program will be marketed to funeral homes by our officers and employees. We believe our loan program will allow participating funeral directors to up-sell consumers without fear of losing the sale because of a shortage of available funds or because of "sticker-shock" over the final price of the arrangements. We may also utilize agents to market our loans or enlist funeral homes, in which event we will be obliged to pay fees or commissions with respect to new accounts.

           We do not presently intend to pay commissions to funeral homes in connection with their placement of Jackson Rivers' loans.

           In the future, we may establish a website with a view to making loans directly to consumers for death related costs.

           Until our operations are sufficiently established, we will focus our marketing in Florida, where we are applying for our first license. As our resources permit, we will then apply for licenses and expand marketing to other jurisdictions, such as California. In addition to our offices in Florida, we have access to a marketing office in Burbank, California, a suburb of Los Angeles. We have not yet conducted any marketing studies in other jurisdictions, however, nor have we examined the licensing and lending requirements in other jurisdictions.

           While we have had preliminary discussions with representatives of a handful of funeral homes in Florida who have indicated interest in learning more about our loan program, there are no present proposals, arrangements, or understandings regarding participation by such homes.

LOANS SECURED BY INSURANCE POLICIES

           It is anticipated that our loans will initially range from $1,000 to $15,000. The amount will be dictated by the cost of the desired funeral arrangements and the amount of benefits which the customer is entitled to receive from his or her insurance. Under the license we have applied for in Florida, loans will be limited to $25,000.

           At least initially, we will lend only after a claim has been submitted to an insurance carrier and an assignment of benefits has been executed by the customer and acknowledged by the carrier. We will not process insurance claims. With respect to loans secured by an insurance policy, we will not make an independent credit check of the borrower.

           Loans will be required to be repaid out of the proceeds of an insurance policy which management believes would be forthcoming within 30 to 90 days.

           While all loans will initially be secured by a policy on a person who is already deceased, it should be noted that insurance companies sometimes erroneously pay the insured directly, in which event Jackson Rivers would be obliged to seek payment from the customer. An assignment, even if acknowledged by the insurance company, does not create a right of action against the insurer in the event of erroneous payment. Collection direct from customers could involve litigation expense and bad debt losses.

           For the foreseeable future, Registrant's insurance assignments will be processed and filed with the borrower's insurance companies by the Registrant's mid level employees to be hired. In the event any follow up is required by Mr. Paradiso, he has agreed to provide such services as part of his duties as a corporate officer without additional compensation, rather than as corporate attorney. No fees are required to be paid, either to attorneys or to insurance companies in connection with such assignments.

UNSECURED AND OTHER LOANS

           At such time as we commence lending without the security of an assignment of insurance proceeds, we will make a limited credit check consistent with the amount of the loan applied for. Such credit checks will normally be made through third-party bureaus, and will constitute an additional expense.

           The approval of loans will be undertaken by or under the supervision of Mr. Paradiso, and by the officers of Jackson Rivers.

           In the future, we may also make loans to funeral homes. In analyzing loans to funeral homes, we will consider such matters as the home's reputation and financial and managerial resources; its assets and other financial aspects; its history of operations, if any, and prospects for the future; the nature of present and expected competition; the quality and experience of management; and the potential for growth or expansion. In addition, we will consider factors deemed to indicate risk or a negative influence on the business; the potential for profit; the perceived public recognition or acceptance; and other relevant factors. We will meet personally with the home's management and key personnel as part of our investigation. We will endeavor to evaluate all the risks incident to the particular business and its industry, but there can be no assurance that we will successfully identify and evaluate every eventuality.

LEVERAGE

           Should the market for our loans exceed our resources, we intend to use monies borrowed from banks and others. Such financing could take the form of lines of credit, term loans, or the issuance of debt securities. While the use of borrowed funds could expand the number and amount of loans which we could make, borrowed funds entail additional costs, including interest, and additional risks. We have not yet made any arrangements for a line of credit or other funding.

COMPETITION

           At present, we are aware of one other company, Boca Insurance Lenders, which specializes in loans to consumers for funeral arrangements in Florida. We will be competing directly with that company; we will also be competing with numerous other companies engaged in consumer lending, including banks, credit unions, and consumer finance companies. In addition, large chain funeral homes often finance their own sales. Many if not most of such entities are established companies with substantial resources and experience. No assurance can be given that we will be able to compete successfully with these entities.

REGULATION

           The business in which we propose to engage is in the nature of a consumer loan business, a business which is subject to regulation by virtue of consumer credit protection laws. Such laws include the federal Truth in Lending Act and the Equal Credit Opportunity Act, and numerous state laws regulating consumer credit companies and providing consumer credit protection.

           In Florida, a company such as ours is required to be licensed as a Consumer Finance Company. Such a license will permit us to solicit, make, and collect on loans to consumers in Florida in amounts not exceeding $25,000. The interest that may be charged by a Consumer Finance Company is limited by the Florida Consumer Finance Act. Under that act, interest is limited to simple interest at a rate of 30% per year on the first $2,000 of the loan, 24% on that part of the loan between $2,000 and $3,000, and 18% on any part of the loan exceeding $3,000 up to $25,000. The Florida Consumer Finance Act also permits certain loan origination fees and late fees which can enhance the rate of return.

           To qualify for a license, one must have liquid assets of at least $25,000, and be able to show good character and lack of any criminal record. Subject to raising the necessary $25,000 of liquid assets, we do not know of any circumstances which would be grounds for denial of a license under the Florida Consumer Finance Act. As a Consumer

Finance Company, we would not be permitted to make loans secured by mortgages on real estate.

           We will initially apply for a license in Florida, where we will focus our marketing until our operations are established. A separate license is required for each place of business. As our resources permit, we will examine the licensing requirements of California and other jurisdictions, and apply one by one in such states as would permit implementation of our business plan. Most states limit the interest which may charged by consumer credit companies.

           As presently constituted, we do not believe Florida's regulations will have a materially adverse impact on our business. The restrictions imposed by Florida law may change in the future, and the restrictions in other states may differ.

EMPLOYEES

           We do not presently have any employees. Mr. Paradiso is engaged in other business activities, but intends to spend a significant amount of time administering the company's business.

ITEM 2.              DESCRIPTION OF PROPERTY

           In March 2002, we purchased a desktop computer for $1,696. We do not presently have any other equipment.

           Our offices are presently co-located in a suite in Pompano Beach, Florida, which is provided without cost as an accommodation by Mr. Paradiso. Our officers and directors will initially operate out of their own offices. At such time as the minimum number of Shares are subscribed for, it is anticipated that Jackson Rivers will enter into a lease for appropriate office space in the Pompano Beach area. Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. At such time as the company has $1,000,000 on loan, the company will commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $11 per square foot at prevailing 2002 rates in Pompano Beach.

ITEM 3.              LEGAL PROCEEDINGS

           None

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           None

                                     PART II

ITEM 5.              MARKET FOR COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

           There is no market for the Company's shares. As of December 31, 2001, all such shares were held by one individual, Don A. Paradiso. A registration statement for 70,000,000 shares of the Company's common stock became effective February 8, 2002, and from the effective date of the registration statement through March 31, 2002, we sold 1,800,000 shares to 25 investors for a total of $72,000.

           During the last two fiscal years, no cash dividends have been declared on Jackson Rivers' common stock and management does not anticipate that dividends will be paid in the foreseeable future.

           As of March 31, 2002, there were 38 record holders of our common stock. No cash dividends have been declared on our common stock since inception, and management does not anticipate that dividends will be paid in the foreseeable future.

USE OF PROCEEDS FROM SALE OF SECURITIES IN 2002

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

           This application of proceeds constituted a change from the uses contemplated by the company's prospectus in that the proceeds were not placed in escrow, were released before 15,000,000 shares had been subscribed for, and were not used for loans and salaries. Because of such deviation from the terms of the prospectus, we intend to extend a written offer to rescind the investments of all investors as soon as we know whether the private investor(s) referred to in the next paragraph is going to make the investment indicated. In the event such rescission offer were to be accepted by one or more investors, we would have a liability to such investors in an amount of up to $99,000.

           We are in discussions with one or more private investors who have expressed interest in acquiring most or all of the shares being offered. We will not sell any of our stock pursuant to the registration statement, however, unless prior to July 5, 2002 a minimum of 15,000,000 shares are subscribed for. If 15,000,000 shares are subscribed for, we will release such funds to the company for operations.

           If such negotiations are not successfully concluded before July 5, 2002, we will file a post-effective amendment to our registration statement with the Securities and

Exchange Commission. Such amendment would eliminate the requirement for a minimum number of shares to be sold, and reduce the minimum investment to $250. The requirement that all proceeds be placed in escrow pending sale of the minimum number of shares would also be eliminated.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                     PLAN OF OPERATION

           Much of the discussion in this Item 2 is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the prospectus filed with the company's registration statement with the Securities and Exchange Commission.

MANAGEMENT'S PLAN OF OPERATION

           If 15,000,000 shares are subscribed for before July 5, 2002, we would have approximately $580,000 with which to pay salaries, commence marketing, and make loans. All such funds would be deposited in our operating account. Our initial efforts will focus on marketing loans through smaller, independently owned funeral homes in Florida. We will commence marketing as soon as the minimum number of shares are subscribed for.

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

           If 15,000,000 shares are not subscribed for before July 5, 2002, we will file an amendment to our registration statement eliminating the requirement that offering proceeds be escrowed until 15,000,000 shares are sold, so that all monies received will be immediately available for company operations. Jackson Rivers will have no interest in the proceeds from sale of shares, if any, by the selling stockholder.

           The cost of preparing and filing a post effective amendment to our registration statement is expected to be in the neighborhood of $6,000. Mr. Paradiso has agreed to advance such additional funds as may be required for the offering, with all such funds being repaid when and only if the minimum number of shares are sold.

           Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. Until that time, no salary or expenses incurred on behalf of the company by Mr. Paradiso will be paid or accrued (except for offering expenses advanced by him). After the company has $1,000,000 in working capital on hand for lending activities, Mr. Paradiso will commence receiving a salary at the rate of $96,000 per year for the balance of 2002 and $156,000 commencing in 2003 or such later time as Jackson Rivers has $2,000,000 in working capital on hand for lending activities. At such time as the company has $1,000,000 on loan, the company will also commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $11 per square foot at prevailing 2002 rates in Pompano Beach.

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

           The funds heretofore raised are not sufficient to inaugurate full operations, and if we do not sell 15,000,000 shares before June 30, 2002, and there is a significant delay in effecting an amendment to our registration statement, there can be no assurance that the company could proceed without alternative financing. We do not have any arrangements for such investment, and there can be no assurance that such financing would be available, or if available, that it would be available on terms deemed acceptable to us. Because of such lack of capital and other reasons, an investment in our company involves a very high degree of risk.

           It is not expected that we will require any equipment other than our computer and normal office equipment, for which we have budgeted $5,000. We will also require forms and printing, for which we have budgeted $5,000-$10,000. We do not initially intend to advertise, but may in the future place advertisements in industry publications and other print media.

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

           We will commence making loans on a test basis in the fall of 2002, and if initial marketing is successful, we believe we will be able to raise additional financing, but as pointed out above, there can be no assurance that such financing will be available. If we are successful in selling 15,000,000 shares by July 5, 2002, we believe we could become operational by late August 2002.

FISCAL YEAR COSTS AND CHANGES IN FINANCIAL CONDITION

           As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (May 8, 2001) through December 31, 2001, amounted to $14,482. Such losses primarily reflect the costs of organizing the company and of preparing and filing our registration statement with the Securities and Exchange Commission.

           The company's assets decreased from $3,557 on October 31, 2001, to $677 on December 31, 2001. This decrease reflected the costs of organizing our company and filing our registration statement.

ITEM 7.              FINANCIAL STATEMENTS

           The following financial statements are filed with this Form 10-KSB:

                                                                           PAGE

Accountant's Report                                                         F-1
Balance Sheets as of December 31, 2001 (audited)                            F-2
Statement of Operations for periods ending December 31, 2001 (audited)      F-3
Statement of Changes in Stockholders' Equity                                F-4
Statement of Cash Flows                                                     F-5
Notes to Financial Statements                                               F-6

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholder,
    The Jackson Rivers Company
Pompano Beach, Florida

We have audited the accompanying balance sheet of The Jackson Rivers Company (a Florida corporation and a development stage company) as of December 31, 2001 and the related statement of operations, changes in stockholder's equity, and cash flows for the period from inception, May 8, 2001, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jackson Rivers Company as of December 31, 2001 and the results of its operations and its cash flows for the period from inception, May 8, 2001, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                MICHAELSON & CO.
West Palm Beach, FL
April 1, 2002




                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001
                       (See Independent Auditor's Report)






                               ASSETS


CURRENT ASSETS:
  Cash                                                                 $    677
                                                                       --------

TOTAL ASSETS                                                                677
                                                                       ========


                LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accrued Expenses                                                         159

STOCKHOLDER'S EQUITY:
  Common stock; $.001 par value, 100,000,000 shares authorized           10,000
       10,000,000 shares issued and outstanding
   Additional Paid-in Capital                                             5,000
  (Deficit) accumulated during the development stage                    (14,482)
                                                                       --------
              Total Stockholder's Equity                                    518
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDER'S
   EQUITY                                                              $    677
                                                                       ========








               See Accompanying Summary of Accounting Policies and
                         Notes to Financial Statements




                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD FROM INCEPTION, MAY 8, 2001 THROUGH
              DECEMBER 31, 2001 (See Independent Auditor's Report)





REVENUES:
    Income                                                         $       --
                                                                   ------------


GENERAL AND ADMINISTRATIVE EXPENSES:
   Corporate Expense                                                        227
   Professional Fees                                                     11,650
   SEC Filing Services                                                    2,184
   Licenses, Permits and Fees                                               268
   Miscellaneous Expenses                                                   153
                                                                   ------------

          Total Expenses                                                 14,482
                                                                   ------------

NET (LOSS)                                                         $    (14,482)
                                                                   ============


(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                                                $     (0.001)
                                                                   ============



  Weighted average shares outstanding - basic                        10,000,000
                                                                   ============









               See Accompanying Summary of Accounting Policies and
                         Notes to Financial Statements



                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
               FOR THE PERIOD FROM INCEPTION, MAY 8, 2001 THROUGH
              DECEMBER 31, 2001 (See Independent Auditor's Report)







                                                                                (DEFICIT)
                                                                               ACCUMULATED
                                                                               DURING THE
                                             COMMON STOCK          PAID IN    DEVELOPMENT
                                         SHARES        AMOUNT      CAPITAL       STAGE         TOTAL
                                       -------------------------------------------------------------
BALANCE AT MAY 8, 2001                       --     $     --     $     --     $     --      $     --


Issuance of common stock in exchange   10,000,000       10,000        5,000         --          15,000
   for cash, June 11, 2001

Net (loss)                                   --           --           --        (14,482)      (14,482)
                                       ----------   ----------   ----------   ----------    ----------


BALANCE AT DECEMBER 31, 2001           10,000,000   $   10,000   $    5,000   $  (14,482)   $      518
                                       ==========   ==========   ==========   ==========    ==========










               See Accompanying Summary of Accounting Policies and
                         Notes to Financial Statements




                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM INCEPTION, MAY 8, 2001 THROUGH
              DECEMBER 31, 2001 (See Independent Auditor's Report)








CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                                    $(14,482)

Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Increase in accrued expenses                                     159
                                                              --------

  NET CASH (USED IN) OPERATING ACTIVITIES                      (14,323)
                                                              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in additional paid-in capital                         5,000
  Increase in common stock                                      10,000
                                                              --------

  NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                                  15,000
                                                              --------

NET INCREASE IN CASH                                               677

CASH AT BEGINNING OF PERIOD                                       --
                                                              --------

CASH AT END OF PERIOD                                         $    677
                                                              ========









              See Accompanying Summary of Accounting Policies and
                         Notes to Financial Statements

                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001
                       (See Independent Auditor's Report)





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


           COMPUTATION OF NET LOSS PER SHARE:

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for the period presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. During the period presented, the Company did not have a complex capital structure.

                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001
                       (See Independent Auditor's Report)




2.         RESTRICTED STOCK:

           In June, 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock options plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. As of December 31, 2001, the Company had not adopted any stock option plan nor had it issued any such shares for other purposes.


3.         DEVELOPMENT STAGE OPERATIONS:

           The Company was formed on May 8, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations. As of December 31, 2001, the Company had one shareholder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Jackson Rivers' officers and sole director are as follows:

       NAME                  AGE          POSITION
  Don A. Paradiso             44          President, Treasurer and Secretary ,
                                             Director
  William Gary Jellum         52          Vice President

           Don Paradiso has been our president and a director since the company's inception, and may be considered its founder or "promoter". Mr. Paradiso also serves as president of Royal Casket Distribution Corporation, which he founded in February 2001. In addition to his other activities, he is a practicing attorney in Pompano Beach, Florida, where he has specialized in commercial litigation, lending and workouts, and securities law issues, as well as mergers, acquisitions, and corporate governance matters since 1994. He is a member of the bar of New York, as well as Florida. From 1992 until 1994, Mr. Paradiso served as Counsel to the National Workers Compensation Insurance Assigned Risk Pools in Boca Raton, Florida. From 1989 until 1992, Mr. Paradiso was General Counsel of Globe Security Systems, a security guard company based in Boca Raton, Florida which operated nationwide. From 1987 until 1989, Mr. Paradiso served as Regional Counsel for Commercial Litigation for Xerox Corporation in Stamford, Connecticut. From 1982 until 1987, he served as a Special Assistant United States Attorney for the Eastern District of New York in Brooklyn, New York. In this capacity, he litigated civil cases involving loans by various governmental agencies including the U.S. Small Business Administration and the Economic Development Agency, and tax claims for the Internal Revenue Service. In 1994, he founded the law firm of Don A. Paradiso, P ..A. He is counsel to several corporations which trade on the NASDAQ stock exchange. Mr. Paradiso has a Bachelor of Arts degree in Political Science from Wake Forest University in Winston-Salem, North Carolina, and a Juris Doctor degree from Pepperdine University in Malibu, California. Mr. Paradiso has filed for personal bankruptcy from which he was discharged in 1995.

           William Gary Jellum has been a vice president of the company since June, 2001. Mr. Jellum is a human resources and employment consultant, and has operated independently since 1991. From 1989 until 1991, he served as Director of Human Resources at Globe Security Systems in Boca Raton, Florida. Mr. Jellum is a former Secretary of the Deerfield Beach, Florida, Chamber of Commerce, and is active in a variety of organizations in his field of expertise. Mr. Jellum received an A.B. degree from Brock University in 1971 and an M.A. degree in Labor Relations from Humber College. Mr. Jellum has filed for personal bankruptcy from which he was discharged in 1996. He attended one year of law school at Carleton University in Ottawa.

           Neither Mr. Paradiso nor Mr. Jellum has been involved in any bankruptcy petition filed by or against any business or which he was a general partner or executive officer at the time of the bankruptcy or within two years prior, nor has either Mr. Paradiso or Mr. Jellum been convicted of any offense (not including minor traffic violations) and neither is presently the subject of any pending criminal proceeding. Neither such person has been the subject of any court order, judgment , or decree enjoining or otherwise limiting his involvement in any type of business, securities, or banking activities, and neither has been found by any court in any civil action, by the Securities and Exchange Commission, or by the Commodities Futures Trading Commission to have violated any fedearal or state securities or commodities law.

           Neither our president, Don Paradiso, nor any other affiliate of the company has organized a credit company in the past, nor has any member of management any experience in the funeral industry.

           Mr. Paradiso intends to devote between five and 20 hours a month to Jackson Rivers' affairs until such time as it becomes operational, at which time he intends to devote full time to the company.

           There are no family relationships between any of our executive officers and/or directors.


ITEM 10.             EXECUTIVE COMPENSATION

           None of our officers or directors received any compensation for services from our date of inception (March 8, 2001) to December 31, 2001. They have agreed to act without compensation until operations have commenced.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:

                                             SHARES OWNED
                                             BENEFICIALLY        PERCENT OF
  NAME                                       AND OF RECORD         CLASS(1)
  ----                                       -------------       ----------
 Don A. Paradiso(2)                           10,000,000            100%
 Washington Mutual Bank Tower (ste. 314)
 2401 East Atlantic Boulevard
 Pompano Beach, FL 33062

  All Officers and Directors
                     (1 person)               10,000,000            100%

     (1) Under the registration statement which became effective February 8, 2002, Mr. Paradiso's shares will be offered for sale to the public after the 60,000,000 Shares being sold by the company have been fully subscribed for. If the 60,000,000 shares being offered by the company are sold, but none of Mr. Paradiso's shares are sold, he would continue to own 14% of Jackson Rivers' outstanding stock.
     (2)   Mr. Paradiso is Jackson Rivers' founder and promoter.


ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INITIAL STOCK TRANSACTIONS

           Incident to Jackson Rivers' organization and initial financing, 10,000,000 shares of common stock were issued to Don Paradiso, our company's president and organizer, for $15,000 ($.0015 per share). At the time of such issuance, Jackson Rivers had no other stockholders.

LOANS BY MANAGEMENT

           During the period ended December 31, 2001, Mr. Paradiso loaned the company $10,843 to cover expenses incident to the company's registration statement under the Securities Act of 1933, all of which had been repaid as of December 31, 2001. Mr. Paradiso has agreed to lend such other monies as may be required for the offering. Such loans will be repayable, without interest, at such time as the minimum number of Shares have been subscribed for and the escrowed funds have been released.

LEGAL REPRESENTATION

           Mr. Paradiso may from time to time render legal services to Jackson Rivers, for which he may be paid in addition to his regular salary. He provided the legal opinion with respect to the validity of the Shares to be sold pursuant to the company's stock offering.


ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

3          Corporate documents
           (i) Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2 October 4, 2001)
           (ii) Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001)
(23)       Consent of experts and counsel
           (i) Consent of Michaelson & Co., certified public accountants (filed with this report, page F-1)

REPORTS ON FORM 8-K

           There have been no reports filed on Form 8-K during the period covered by this report.


                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                THE JACKSON RIVERS COMPANY
                                                 (Registrant)

Date          JUNE 27, 2002              By    /S/ DON A. PARADISO
     ----------------------------              ------------------------------
                                               Don A. Paradiso, President


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities oand on the dates indicated.

Date       JUNE 27, 2002                   By    /S/ DON A. PARADISO
     --------------------------                ------------------------------
                                                Don A. Paradiso, President and
                                                principal financial officer


Date       JUNE 27, 2002                   By    /S/ DON A. PARADISO
     --------------------------                ------------------------------
                                               Don A. Paradiso, Director