Form 10QSB
period 2002-06-30
JACKSON RIVERS CO
filed 2002-08-14
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   JUNE 30, 2002
                                           ----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's common stock as of latest practicable date (June 30, 2002): 12,018,750 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes           No     X
    --------      -------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.                       FINANCIAL STATEMENTS

       The following financial statements are filed with this Form 10-QSB:

                                                                       PAGE
                                                                       ----
Accountant's Report                                                     F-1
Balance Sheets as of December 31, 2001 (audited)
and June 30, 2002 (unaudited)                                           F-2
Statement of Operations for periods ending
December 31, 2001 (audited) and June 30, 2002 (unaudited)               F-3
Statement of Changes in Stockholders' Equity                            F-4
Statement of Cash Flows                                                 F-5
Notes to Financial Statements                                           F-6

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)


                         REVIEW OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                                  JUNE 30, 2002

                                TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----


ACCOUNTANTS' REVIEW REPORT                                               1


FINANCIAL STATEMENTS:

     BALANCE SHEET                                                       2

     STATEMENTS OF OPERATIONS                                            3

     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                       4

     STATEMENTS OF CASH FLOWS                                            5

NOTES TO FINANCIAL STATEMENTS                                           6-9

ACCOUNTANTS' REVIEW REPORT
--------------------------



To the Board of Directors and Stockholders,
    The Jackson Rivers Company
Pompano Beach, Florida

We have reviewed the accompanying balance sheet of The Jackson Rivers Company (a Florida corporation and a development stage company) as of June 30, 2002 and the related statements of operations, changes in stockholders' equity, and cash flows for the quarter then ended, year-to-date through June 30, 2002, the period from inception, May 8, 2001, through December 31, 2001 and the period from inception, May 8, 2001, through June 30, 2002. All information included in these financial statements is the responsibility of the Company's management.

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





August 7, 2002





                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                     ASSETS
                                                                            June 30, 2002        Dec. 31, 2001
                                                                            (Unaudited)            (Audited)
                                                                      --------------------  ----------------------
CURRENT ASSETS
  Cash                                                                           $ 53,188                   $ 677
  Prepaid Expenses                                                                  7,500                       -
  Other Assets                                                                        957                       -
                                                                      --------------------  ----------------------

          TOTAL CURRENT ASSETS                                                     61,645                     677

PROPERTY & EQUIPMENT
  Fixed Assets (net of accumulated depreciation)                                    1,554                       -
                                                                      --------------------  ----------------------

                    TOTAL ASSETS                                                   63,199                     677
                                                                      ====================  ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                                    354                                       -
  Accrued Expenses                                                                  8,926                     159
                                                                      --------------------  ----------------------

                    TOTAL LIABILITIES                                               9,280                     159
                                                                      --------------------  ----------------------

STOCKHOLDERS' EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,                    12,019                  10,000
       12,018,750 and 10,000,000 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively
   Additional Paid-in Capital                                                      83,731                   5,000
  (Deficit) accumulated during the development stage                              (41,831)                (14,482)
                                                                      --------------------  ----------------------

   TOTAL STOCKHOLDERS' EQUITY                                                      53,919                     518
                                                                      --------------------  ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 63,199                   $ 677
                                                                      ====================  ======================




              See Accountants' Review Report and Accompanying Notes


                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
    FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH JUNE 30, 2002,
       THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001,
        AND THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2002


                                                                        YEAR-         MAY 8, 2001       MAY 8, 2001
                                                     QUARTER           TO-DATE        (INCEPTION)       (INCEPTION)
                                                      ENDED            THROUGH          THROUGH           THROUGH
                                                  JUNE 30, 2002     JUNE 30, 2002    DEC. 31, 2001     JUNE 30, 2002
                                                   (Unaudited)       (Unaudited)       (Audited)        (Unaudited)
                                                  ---------------   ---------------  ---------------  ----------------

REVENUES:
    Income                                          $       --      $       --      $      --      $      --
                                                    ------------    ------------    -----------    -----------

GENERAL & ADMINISTRATIVE EXPENSES:
   Corporate Expense                                        --              --              227            227
   Depreciation Expense                                      141             141           --              141
   Professional Fees                                      17,002          18,953         11,650         30,603
   Investor Relations/Promotional Materials                2,500           2,500           --            2,500
   SEC Filing Services                                       354             894          2,184          3,078
   Office Expense                                           --               637           --              637
   Licenses, Permits and Fees                               --               985            268          1,253
   Postage & Delivery Expense                                 38             246           --              246
   Stock Transfer Fees                                     1,135           2,065           --            2,065
   Miscellaneous Expenses                                    856             886            153          1,039
                                                    ------------    ------------    -----------    -----------

          Total General & Administrative Expenses         22,026          27,307         14,482         41,789

OTHER EXPENSES
   Interest Expense                                         --                42           --               42
                                                    ------------    ------------    -----------    -----------

          Total Expenses                                  22,026          27,349         14,482         41,831
                                                    ------------    ------------    -----------    -----------

NET (LOSS)                                          $    (22,026)   $    (27,349)   $   (14,482)   $   (41,831)
                                                    ============    ============    ===========    ===========

(Loss) per share data:
  Basic and diluted                                 $     (0.002)   $     (0.002)   $    (0.002)   $    (0.004)
                                                    ============    ============    ===========    ===========

  Weighted average shares outstanding - basic         12,018,750      11,309,375      8,181,818      9,846,875
                                                    ============    ============    ===========    ===========







             See Accountants' Review Report and Accompanying Notes




                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
        FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2002



                                                                                                         (DEFICIT)
                                                                                                        ACCUMULATED
                                                                                                         DURING THE
                                             COMMON STOCK                CAPITAL          PAID IN        DEVELOPMENT
                                         SHARES          AMOUNT         SUBSCRIBED        CAPITAL          STAGE           TOTAL
                                      --------------  -------------  ----------------  --------------    ------------- ------------
BALANCE AT MAY 8, 2001                        --        $  --          $   --           $  --          $   --           $   --

Issuance of common stock in exchange    10,000,000       10,000            --             5,000            --             15,000
   for cash, June 11, 2001

Net (loss)                                    --           --              --              --           (14,482)         (14,482)
                                        ----------      -------        --------         -------        --------         --------

BALANCE AT DECEMBER 31, 2001            10,000,000       10,000            --             5,000         (14,482)             518
                                        ----------      -------        --------         -------        --------         --------

Capital subscribed, per agreements            --           --            42,500            --              --             42,500
   dated February 2002

Capital subscribed, per agreements            --           --            29,500            --              --             29,500
   dated March 2002

Issuance of shares of common stock in    1,800,000        1,800         (72,000)         70,200            --               --
  exchange for capital subscribed,
  March, 2002

Capital subscribed, per agreements            --           --             8,750            --              --              8,750
   dated April 2002

Issuance of shares of common stock in      218,750          219          (8,750)          8,531            --                 (0)
  exchange for capital subscribed,
  April, 2002

Net (loss)                                    --           --              --              --           (27,349)         (27,349)
                                        ----------      -------        --------         -------        --------         --------

BALANCE AT JUNE 30, 2002                12,018,750      $12,019        $   --           $83,731        $(41,831)        $ 53,919
                                        ==========      =======        ========         =======        ========         ========





              See Accountants' Review Report and Accompanying Notes




                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     FOR YEAR-TO-DATE THROUGH JUNE 30, 2002,
     THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
          THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2002

                                                                       YEAR-TO-             MAY 8, 2001           MAY 8, 2001
                                                                         DATE               (INCEPTION)           (INCEPTION)
                                                                        THROUGH               THROUGH               THROUGH
                                                                     JUNE 30, 2002         DEC. 31, 2001         JUNE 30, 2002
                                                                      (UNAUDITED)            (AUDITED)            (UNAUDITED)
                                                                  --------------------  --------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                                            $ (27,349)            $ (14,482)            $ (41,831)

Adjustments to reconcile net (loss) to net cash (used in)
  operating activities:
   Depreciation                                                             141                                         141
  (Increase) in prepaid expenses                                         (7,500)                    -                (7,500)
  (Increase) decrease in other assets                                      (957)                    -                  (957)
  Increase (decrease) in accounts payable                                   354                     -                   354
  Increase (decrease) in accrued expenses                                 8,767                   159                 8,926
                                                                 ---------------  --------------------  --------------------

  NET CASH (USED IN) OPERATING ACTIVITIES                               (26,544)              (14,323)              (40,867)
                                                                 ---------------  --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Property and Equipment                                    (1,695)                    -                (1,695)
                                                                 ---------------  --------------------  --------------------

  NET CASH (USED IN) INVESTING ACTIVITIES                                (1,695)                    -                (1,695)
                                                                 ---------------  --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in additional paid-in capital                     78,731                 5,000                83,731
   Increase in common stock                                               2,019                10,000                12,019
                                                                 ---------------  --------------------  --------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                              80,750                15,000                95,750
                                                                 ---------------  --------------------  --------------------

NET INCREASE (DECREASE) IN CASH                                          52,511                   677                53,188
                                                                 ---------------  --------------------  --------------------

CASH AT BEGINNING OF PERIOD                                                 677                     -                     -
                                                                 ---------------  --------------------  --------------------

CASH AT END OF PERIOD                                                  $ 53,188                 $ 677              $ 53,188
                                                                 ===============  ====================  ====================


              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)



                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH JUNE 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001 (AUDITED), AND THE PERIOD FROM INCEPTION, MAY
                         8, 2001, THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:
         -------------

         The Jackson Rivers Company ("the Company") is a development stage enterprise incorporated under the laws of the State of Florida in May 2001. The Company's offices are in Pompano Beach, Florida, its only location.

         The  Jackson  Rivers  Company  does  not  presently   conduct  business
         operations.

         METHOD OF ACCOUNTING:
         ---------------------

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

         INCOME TAXES:
         -------------

         The Company has no taxable income to date; therefore, no provision for federal or state taxes has been made.

         COMPUTATION OF NET LOSS PER SHARE:
         ----------------------------------

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

         INTERIM FINANCIAL STATEMENTS:
         -----------------------------

         It is management's representation that all adjustments that are necessary for the interim financial statements not to be misleading have been included in the accompanying statements.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH
   JUNE 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31,
               2001 (AUDITED), AND THE PERIOD FROM INCEPTION, MAY
                         8, 2001, THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)



2.       RESTRICTED STOCK:
         -----------------

         In June, 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. As of June 30, 2002, the Company had not adopted any stock option plan nor had it issued any such shares for other purposes.


3.       DEVELOPMENT STAGE OPERATIONS:
         ----------------------------
         The Company was formed on May 8, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations. As of March 31, 2002, the Company had thirty-eight shareholders.


4.       RELATED PARTY TRANSACTIONS:
         --------------------------
         In January 2002, the majority shareholder of the Company loaned the Company $4,000, all of which had been repaid as of June 30, 2002. The loan was for short-term in nature, for working capital purposes and bore interest of 9% annually.

         In the second quarter of 2002, the Company recorded $8,926 in facility and service costs incurred during the period January through June 2002. These costs resulted from facilities and services provided by the majority shareholder, whose time and offices are being utilized for the Company's operations. During the period from May 8, 2001 (inception) through June 30, 2002, the Company incurred a total of $8,926 in these expenses. The costs included $8,100 in professional services provided by the majority shareholder during the six months ended June 30, 2002, and during the period from May 8, 2001 (inception) through June 30, 2002. The Company owed $8,926 and $0 to the majority shareholder for these facility and service costs as of June 30, 2002 and December 31, 2001, respectively.


5.       SUBSCRIPTIONS:
         -------------
         In the first six months of 2002, the Company received $80,750 in deposits on thirty-seven subscription agreements for the purchase of a total of 2,018,750 shares of common stock ($0.04 per share). At June 30, 2002, the Company had received payment in full and had issued the shares related to these subscriptions.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH
   JUNE 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31,
               2001 (AUDITED), AND THE PERIOD FROM INCEPTION, MAY
                         8, 2001, THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)



6.       CAPITAL STOCK TRANSACTIONS:
         --------------------------
         The Articles of Incorporation provide authorization for the issuance of 100,000,000 shares of common stock, par value $0.001 per share.

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

         Management represents that it will correct the subscription acceptance errors by closing the current offering, extending a recission offer to all investors and amending the registration statement. The maximum exposure to the Company, should all investors accept the recission offer, is $80,750. The amendment will change the offering to a "use of proceeds" type with no requirement that a minimum number of shares be sold. Management expects that no investors will accept the recission offer.


7.       PROPERTY AND EQUIPMENT:
         ----------------------
         Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets.

         Property and equipment at June 30, 2002 consists of computer equipment purchased late in March 2002 and placed into service in April 2002.


8.       PREPAID EXPENSES:
         ----------------
         Prepaid expenses at June 30, 2002 consist of costs incurred to prepare brochures and other promotional (marketing) materials. These costs will be written off beginning September 2002 (when operations are expected to commence), and will be written off over a twelve-month period.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE QUARTER ENDED JUNE 30, 2002, YEAR-TO-DATE THROUGH
   JUNE 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31,
               2001 (AUDITED), AND THE PERIOD FROM INCEPTION, MAY
                         8, 2001, THROUGH JUNE 30, 2002
                        (See Accountants' Review Report)




9.       SUBSEQUENT EVENTS:
         -----------------

         In July 2002, the Company established a consulting services plan designed to grant compensation to recipients in exchange for services provided to the Company. In connection with this plan, a total of 2,500,000 shares of common stock were issued to seven recipients at a cost to the Company of $0.01 per share, or a total of $25,000.

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

The company's registration statement under the Securities Act of 1933 became effective on February 8, 2002 (Securities and Exchange Commission file no. 333-70932). The registration statement related to 60,000,000 shares of common stock (par value $.0001 per share) to be offered by the company for $2,400,000, and 10,000,000 shares to be offered by our president, Don A. Paradiso, for $400,000. There is no underwriter. From the effective date of the registration statement through June 30, 2002, we sold 2,018,750 shares to 38 investors for a total of $80,750. Because the bank with whom we had talked about serving as escrow agent for proceeds of the offering pending sale of 15,000,000 shares declined to serve due to the offering's small size, such funds were deposited in the company's operating account.

No funds were applied to commissions, finders' fees, or discounts, and no payments were made to any of our officers, directors, affiliates, or security holders except for the repayment of loans and reimbursement of expenses. As of June 30, 2002, $53,688. of offering proceeds remained in the company's account.

This application of proceeds constituted a change from the uses contemplated by the company's prospectus in that the proceeds were not placed in escrow, were released before 15,000,000 shares had been subscribed for, and were not used for loans and salaries. In February 2002, our escrow agent declined to execute the escrow agreement which they had prepared. The subscription monies received from subscribers were placed in our corporate account.

We offered a written offer to rescind the investments of all investors on July 11, 2002. In the event such rescission offer were to be accepted by one or more investors, we would have a liability to such investors in an amount of up to $80,750. No investor has requested rescission as of August 2, 2002.

MANAGEMENT'S PLAN OF OPERATION


Our present efforts focus on acquiring additional funds both for operating Expenses, and to secure a loan fund with which to start operations as a consumer lender. We will be marketing loans through smaller, independently owned funeral homes in Florida. We are not repaying Mr. Paradiso the $20,000 and any other monies advanced by him for the offering, and we are setting aside our cash to pay first year expenses.

Management believes it can operate with the cash on hand during this first year of operations. There can be no assurance that we will be able to find financing on acceptable terms.

Because of such lack of capital and other reasons, an investment in our company involves a very high degree of risk. See "Important Risk Factors".

Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. Until that time, no salary or expenses incurred on behalf of the company by Mr. Paradiso will be paid or accrued (except for offering expenses advanced by him). After the company has $1,000,000 in working capital on hand for lending activities, Mr. Paradiso will commence receiving a salary at the rate of $96,000 per year for the balance of 2002 and $156,000 commencing in 2003 or such later time as Jackson Rivers has $2,000,000 in working capital on hand for lending activities. At such time as the company has $1,000,000 on loan, the company will also commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $10 per square foot at prevailing 2002 rates in West Palm Beach.

Except for the $53,688 in our account as of June 30, 2002, from the sale of stock, we do not have any funds or capital resources, nor do we have any commitments for loans or lines of credit. It is anticipated we would have to have at least $600,000 of equity for lending in order to break even.

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

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITION

As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

The company's assets increased from $677 on December 31, 2001 to $53,688. on June 30, 2002. This increase was the result of the sale of 2,018,750 shares of our common stock.


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


ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

                    Consent of experts
 (I)CONSENT OF MICHAELSON & CO., CERTIFIED
PUBLIC ACCOUNTANTS  (FILED WITH THIS REPORT)

REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 THE JACKSON RIVERS COMPANY
                                                  (Registrant)

Date        JUNE 30, 2002                    By   /S/ DON A. PARADISO
     -------------------------                  --------------------------
                                                  Don A. Paradiso, President




h