Form 10QSB
period 2002-09-30
JACKSON RIVERS CO
filed 2002-11-06
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended   SEPTEMBER 30, 2002
                                            ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's common stock as of latest practicable date (September 30, 2002): 14,706,250 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes           No     X
    --------      -------

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)


                         REVIEW OF FINANCIAL STATEMENTS
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS
                                  -----------


                                                                           Page


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

Accountants' Review Report



To the Board of Directors and Stockholders,
    The Jackson Rivers Company
Pompano Beach, Florida

We have reviewed the accompanying balance sheet of The Jackson Rivers Company (a Florida corporation and a development stage company) as of September 30, 2002 and the related statements of operations for the quarter then ended, the quarter ended September 30, 2001, year-to-date through September 30, 2002, the period from inception, May 8, 2001, through December 31, 2001 and the period from inception, May 8, 2001, through September 30, 2002. We have also reviewed the related statements of changes in stockholders' equity and statements of cash flows for year-to-date through September 30, 2002, the period from inception, May 8, 2001, through December 31, 2001 and the period from inception, May 8, 2001, through September 30, 2002. All information included in these financial statements is the responsibility of the Company's management.

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





October 10, 2002


                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS
                                                                  Sept. 30, 2002  Dec. 31, 2001
                                                                    (Unaudited)     (Audited)
                                                                  --------------- -------------
CURRENT ASSETS
  Cash                                                              $  54,874    $     677
  Prepaid Expenses                                                      6,875         --
                                                                    ---------    ---------

          TOTAL CURRENT ASSETS                                         61,749          677

PROPERTY & EQUIPMENT
  Fixed Assets (net of accumulated depreciation)                        1,413         --
                                                                    ---------    ---------

                    TOTAL ASSETS                                       63,162          677
                                                                    =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Expenses                                                     10,186          159
                                                                    ---------    ---------

                    TOTAL LIABILITIES                                  10,186          159
                                                                    ---------    ---------

STOCKHOLDERS' EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,        14,706       10,000
       14,706,250 and 10,000,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively
   Additional Paid-in Capital                                         113,544        5,000
  (Deficit) accumulated during the development stage                  (75,274)     (14,482)
                                                                    ---------    ---------

   TOTAL STOCKHOLDERS' EQUITY                                          52,976          518
                                                                    ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  63,162    $     677
                                                                    =========    =========







      See Accountants' Review Report and Accompanying Notes



                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
 FOR THE QUARTER ENDED SEPTEMBER 30, 2002, THE QUARTER ENDED SEPTEMBER 30, 2001,
                    YEAR-TO-DATE THROUGH SEPTEMBER 30, 2002,
       THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001,
     AND THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002


                                                                             YEAR-        MAY 8, 2001      MAY 8, 2001
                                             QUARTER         QUARTER        TO-DATE       (INCEPTION)      (INCEPTION)
                                              ENDED          ENDED          THROUGH        THROUGH          THROUGH
                                         SEPT. 30, 2002   SEPT. 30, 2001  SEPT. 30, 2002  DEC. 31, 2001   SEPT. 30, 2002
                                           (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (AUDITED)       (UNAUDITED)
                                         --------------    -------------  --------------  -------------  ---------------

REVENUES:
    Income                                 $       --      $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------    ------------

GENERAL & ADMINISTRATIVE
       EXPENSES:
   Corporate Expense                               --              --              --               227             227
   Consulting Expense                            25,000            --            25,000            --            25,000
   Depreciation Expense                             141            --               283            --               283
   Professional Fees                              4,859           7,000          23,812          11,650          35,462
   Investor Relations/Promotional                   625            --             3,125            --             3,125
         Materials
   SEC Filing Services                              863           1,446           1,757           2,184           3,941
   Office Expense                                  --              --               637            --               637
   Licenses, Permits and Fees                       500             109           1,485             268           1,753
   Postage & Delivery Expense                      --              --               245            --               245
   Stock Transfer Fees                            1,045            --             3,110            --             3,110
   Miscellaneous Expenses                           410            --             1,296             153           1,449
                                           ------------    ------------    ------------    ------------    ------------

          Total General & Administrative         33,443           8,555          60,750          14,482          75,232
                Expenses

OTHER EXPENSES
   Interest Expense                                --              --                42            --                42
                                           ------------    ------------    ------------    ------------    ------------

          Total Expenses                         33,443           8,555          60,792          14,482          75,274
                                           ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                 $    (33,443)   $     (8,555)   $    (60,792)   $    (14,482)   $    (75,274)
                                           ============    ============    ============    ============    ============

(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                        $     (0.003)   $     (0.001)   $     (0.005)   $     (0.002)   $     (0.007)
                                           ============    ============    ============    ============    ============

  Weighted average shares
      outstanding - basic                    12,060,417      10,000,000      11,559,722       8,750,000      11,371,954
                                           ============    ============    ============    ============    ============



              See Accountants' Review Report and Accompanying Notes



                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
     FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002



                                                                                                          (DEFICIT)
                                                                                                         ACCUMULATED
                                                                                                         DURING THE
                                               COMMON STOCK            CAPITAL         PAID IN          DEVELOPMENT
                                           SHARES       AMOUNT        SUBSCRIBED       CAPITAL            STAGE            TOTAL
                                           ------    ------------  ----------------  -------------    --------------    ---------
BALANCE AT MAY 8, 2001                         --      $      --      $      --      $      --      $      --      $      --

Issuance of common stock in exchange     10,000,000         10,000           --            5,000           --           15,000
   for cash, June 11, 2001

Net (loss)                                     --             --             --             --          (14,482)       (14,482)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001             10,000,000         10,000           --            5,000        (14,482)           518
                                        -----------    -----------    -----------    -----------    -----------    -----------

Capital subscribed, per agreements             --             --           42,500           --             --           42,500
   dated February 2002

Capital subscribed, per agreements             --             --           29,500           --             --           29,500
   dated March 2002

Issuance of shares of common stock in     1,800,000          1,800        (72,000)        70,200           --             --
  exchange for capital subscribed,
  March, 2002

Capital subscribed, per agreements             --             --            8,750           --             --            8,750
   dated April 2002

Issuance of shares of common stock in       218,750            219         (8,750)         8,531           --               (0)
  exchange for capital subscribed,
  April, 2002

Recission of shares of common stock,        (62,500)           (63)          --           (2,437)          --           (2,500)
  August, 2002

Issuance of common stock in exchange        250,000            250           --            9,750           --           10,000
   for cash, September, 2002

Issuance of common stock in exchange      2,500,000          2,500           --           22,500           --           25,000
   for services, September, 2002

Net (loss)                                     --             --             --             --          (60,792)       (60,792)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2002            14,706,250    $    14,706    $      --      $   113,544    $   (75,274)   $    52,976
                                        ===========    ===========    ===========    ===========    ===========    ===========



              See Accountants' Review Report and Accompanying Notes



                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR YEAR-TO-DATE THROUGH SEPTEMBER 30, 2002,
     THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001, AND
       THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                               YEAR-TO-      MAY 8, 2001     MAY 8, 2001
                                                 DATE        (INCEPTION)     (INCEPTION)
                                               THROUGH         THROUGH         THROUGH
                                            SEPT. 30, 2002  DEC. 31, 2001  SEPT. 30, 2002
                                             (UNAUDITED)      (AUDITED)      (UNAUDITED)
                                           --------------- --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                    $ (60,792)   $ (14,482)   $ (50,274)

Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   Depreciation                                     283          283
  (Increase) in prepaid expenses                 (6,875)        --         (6,875)
  Increase (decrease) in accrued expenses        10,027          159       10,186
                                              ---------    ---------    ---------

  NET CASH (USED IN) OPERATING ACTIVITIES       (57,357)     (14,323)     (46,680)
                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Property and Equipment            (1,696)        --         (1,696)
                                              ---------    ---------    ---------

  NET CASH (USED IN) INVESTING ACTIVITIES        (1,696)        --         (1,696)
                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in additional paid-in capital       108,544        5,000       91,044
   Increase in common stock                       4,706       10,000       12,206
                                              ---------    ---------    ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES     113,250       15,000      103,250
                                              ---------    ---------    ---------

NET INCREASE IN CASH                             54,197          677       54,874
                                              ---------    ---------    ---------

CASH AT BEGINNING OF PERIOD                         677         --           --
                                              ---------    ---------    ---------

CASH AT END OF PERIOD                         $  54,874    $     677    $  54,874
                                              =========    =========    =========




              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE QUARTER ENDED SEPT. 30, 2002, YEAR-TO-DATE THROUGH SEPT. 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
              AND THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH
                               SEPTEMBER 30, 2002
                        (See Accountants' Review Report)


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

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE QUARTER ENDED SEPT. 30, 2002, YEAR-TO-DATE THROUGH SEPT. 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
              AND THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH
                               SEPTEMBER 30, 2002
                        (See Accountants' Review Report)


2.         RESTRICTED STOCK:

           In June, 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. In July 2002, the Company established a consulting services plan designed to grant compensation to recipients in exchange for services provided to the Company. In connection with this plan, a total of 2,500,000 shares of common stock were issued to seven recipients in September 2002, at a cost to the Company of $0.01, or a total of $25,000.


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

           In the third quarter of 2002, the Company incurred $1,260 in facility and service costs provided by the majority shareholder, whose time and offices are being utilized for the Company's operations. Year-to-date through September 30, 2002, the Company incurred $10,186 in these costs. During the period from May 8, 2001 (inception) through September 30, 2002, the Company incurred a total of $10,186 in these expenses. The costs included $9,000 in professional services provided by the majority shareholder during the nine months ended September 30, 2002, and during the period from May 8, 2001 (inception) through September 30, 2002. The Company owed $10,186 and $0 to the majority shareholder for these facility and service costs as of September 30, 2002 and December 31, 2001, respectively.


5.         SUBSCRIPTIONS:

           In the first six months of 2002, the Company received $80,750 in deposits on thirty-seven subscription agreements for the purchase of a total of 2,018,750 shares of common stock ($0.04 per share). At September 30, 2002, the Company had received payment in full and had issued the shares related to these subscriptions.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
   FOR THE QUARTER ENDED SEPT. 30, 2002, YEAR-TO-DATE THROUGH SEPT. 30, 2002, THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH DECEMBER 31, 2001 (AUDITED),
              AND THE PERIOD FROM INCEPTION, MAY 8, 2001, THROUGH
                               SEPTEMBER 30, 2002
                        (See Accountants' Review Report)



6.         CAPITAL STOCK TRANSACTIONS:

           The original Articles of Incorporation provide authorization for the issuance of 100,000,000 shares of common stock, par value $0.001 per share.

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

           Management corrected the subscription acceptance errors by closing the current offering and extending a recission offer to all investors. A total of three investors accepted the recission offer; the investors' shares certificates were returned to the Company and cancelled, and a total of $2,500 was refunded to the investors (representing a total of 62,500 shares of common stock.) As of September 30, 2002, the recission offer had expired according to its express terms and no further requests will be honored.


7.         PROPERTY AND EQUIPMENT:

           Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets.

           Property and equipment at September 30, 2002 consists of computer equipment purchased late in March 2002 and placed into service in April 2002.


8.         PREPAID EXPENSES:

           Prepaid expenses at September 30, 2002 consist of costs incurred to prepare brochures and other promotional (marketing) materials. These costs will be written off beginning September 2002 , and will be written off over a twelve-month period.

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

USE OF PROCEEDS FROM REGISTERED SECURITIES

The company's registration statement under the Securities Act of 1933 became effective on February 8, 2002 (Securities and Exchange Commission file no. 333-70932). The registration statement related to 60,000,000 shares of common stock (par value $.0001 per share) to be offered by the company for $2,400,000, and 10,000,000 shares to be offered by our president, Don A. Paradiso, for $400,000. None of the shares offered by Don A. Paradiso were sold under the Registration Statement. There was no underwriter. From the effective date of the registration statement through the expiration date of the Offering, we sold 2,018,750 shares to 38 investors for a total of $80,750. We received an additional $10,000. in receipts for subscribed shares during the quarter ending September 30, 2002. Because the bank with whom we had talked about serving as escrow agent for proceeds of the offering Refused to act as Escrow Agent, we made a recission offer to all of the holders of the shares subscribed for in the Offering.

The recission offer was made because the application of proceeds constituted a change from the uses contemplated by the company's prospectus in that the proceeds were not placed in escrow, were released before 15,000,000 shares had been subscribed for, and were not used for loans and salaries.

Three holders of shares subscribed for in the Offering requested recission during the quarter. The company was obligated to repay a total of $2500.00 to shareholders requesting recission. The company was left with 44 shareholders holding a total of 14,706,250 as of September 30, 2002. These amounts included 2,500,000 shares of common stock issued to seven recipients at a cost to the Company of $0.01 per share, or a total of $25,000. pursuant to the Employee Stock Option Plan.

As of September 30, 2002, $54,874.20. of offering proceeds remained in the company's account.


MANAGEMENT'S PLAN OF OPERATION

Our present efforts focus on acquiring additional funds both for operating Expenses, and to secure a loan fund with which to start operations as a consumer lender. We will be marketing loans through smaller, independently owned funeral homes in Florida. We are not repaying Mr. Paradiso any monies advanced by him for the offering, and we are setting aside our cash to pay first year expenses.

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

Except for the $54,874.20 in our account as of September 30, 2002, from the sale of stock, we do not have any funds or capital resources, nor do we have any commitments for loans or lines of credit. It is anticipated we would have to have at least $600,000 of equity for lending in order to break even.

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

We have decided not to commence making loans until such time as an additional source of funding can be found, which we anticipate prior to the end of the first quarter of 2003. There can be no assurance that such funding will be available.

THIRD QUARTER COSTS AND CHANGES IN FINANCIAL CONDITION

As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

The company's assets increased from $677 on December 31, 2001 to $63,162 on September 30, 2002.


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


ITEM 5.                          OTHER INFORMATION

On July 1, 2002 Article VI, Section 2 of our By-Laws were amended. The pertinent restatement of the By-Laws is as follows:

"Certificates representing the shares of the Corporation shall be issued for value, in the sole discretion of the Board of Directors, and shares may be issued for cash, cash equivalents, or any other lawful Compensation, or for debt, provided, however, that no share shall be issued for a consideration which Is less than the par value of the shares."

The By-Laws of the Corporation were not restated as a result of the change.

The change allows the Board of Directors to issue shares in exchange for debt, such as a promissory Note, if otherwise allowed by State Law.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

                    Consent of experts
(I) CONSENT OF MICHAELSON & CO.,
CERTIFIED PUBLIC ACCOUNTANTS  (FILED WITH THIS REPORT)

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

Date        SEPTEMBER 30, 2002                    By   /S/ DON A. PARADISO
           -------------------------                  --------------------------
                                                     Don A. Paradiso, President