Form 10KSB
period 2002-12-31
JACKSON RIVERS CO
filed 2003-03-12
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   (IN ACCORDANCE WITH RULE 15D-2, THIS REPORT
                       CONTAINS ONLY FINANCIAL STATEMENTS
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002)


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the fiscal year ended DECEMBER 31, 2002
                                       -------------------

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Aggregate market value of the voting and non-voting common equity held by non- affiliates of the registrant as of December 31, 2002: $ 305,310.

        Number of shares outstanding of registrant's Common Stock, par Value $0.001, as of December 31, 2002: 17,632,750

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

        It is anticipated that loans will range from $1,000 to $15,000, for periods of one to three months. Under our Florida license, interest will be limited to 30% per year on the first $2,000 of any loan, 24% per year on the amount between $2,000 and $3,000, and 18% on any amount between $3,000 and $25,000. The effective rate on a $5,000 loan, for example, would be 24%, or 2% per month. We are not be permitted to make loans of more than $25,000 in Florida. By limiting our activity to short-term loans bearing relatively high interest, secured by insurance policy proceeds, we believe we can achieve a good return on our loan portfolio.


        The Jackson Rivers Company was incorporated in Florida in May 2001. Our executive office is located at Suite 314, Washington Mutual Bank Tower, 2401 East Atlantic Boulevard, Pompano Beach, Florida 33062. The telephone number is
(954) 782-5006. We are a development stage company and do not presently have any substantial assets or operating business. To date our activities have been limited to organization, business planning, and registration of the company's Shares. We have not yet made any loans.

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

        Until our operations are sufficiently established, we will focus our marketing in Florida, where we have been granted a Retail Installment license. As our resources permit, we will apply for licenses and expand marketing to other jurisdictions, such as California.

        While we have had preliminary discussions with representatives of a handful of funeral homes in Florida who have indicated interest in learning more about our loan program, there are no present proposals, arrangements, or understandings regarding participation by such homes.

LOANS SECURED BY INSURANCE POLICIES

        It is anticipated that our loans will initially range from $1,000 to $15,000. The amount will be dictated by the cost of the desired funeral arrangements and the amount of benefits which the customer is entitled to receive from his or her insurance. Under the license we have in Florida, loans will be limited to $25,000.

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

COMPETITION

        We will be competing directly with numerous other companies engaged in consumer lending, including banks, credit unions, and consumer finance companies.

        In addition, large chain funeral homes often finance their own sales. Many of such entities are established companies with substantial resources and experience. No assurance can be given that we will be able to compete successfully with these entities.

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

        Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. At such time as the company has $1,000,000 on loan, the company will commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $11 per square foot at prevailing 2003 rates in Pompano Beach.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is a market for the Company's shares. (OTC:BB) .

        During the last two fiscal years, no cash dividends have been declared on Jackson Rivers' common stock and management does not anticipate that dividends will be paid in the foreseeable future.

        As of December 31, 2002, there were 59 record holders of our common stock. No cash dividends have been declared on our common stock since inception, and management does not anticipate that dividends will be paid in the foreseeable future.

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

        From the effective date of the registration statement through April 30, 2002, we sold 2,018,750 shares to 37 investors for a total of $80,750. Because the bank with whom we had talked about serving as escrow agent for proceeds of the offering pending sale of 15,000,000 shares declined to serve due to the offering's small size, such funds were deposited in the company's operating account, and applied to the acquisition of a desktop computer and payment of certain expenses. As of December 31, 2002, such payments amounted to $42,242, including professional fees ($27,212), a desktop computer ($1,696), fees of a stock transfer agent ($4020), lending forms ($637), Sec Filing Services ($2480.), Promotional Materials ($5120.), Licensing fees ($1835.) and filing fees and miscellaneous expenses ($1,330). Except for $540 of the filing fees, such expenditures were not directly related to the offering of the company's stock. Most expenses of the offering, which amounted to $10,843 as of March 31, 2002, were paid by Mr. Paradiso. Such expenses included legal fees of $7,000, accounting fees of $1,119, and registration fees and filing services of $2,724. The net proceeds to the company from the sale of its stock, after deducting the expenses advanced by Mr. Paradiso, amounted to $61,157 as of March 31, 2002 . No funds were applied to commissions, finders' fees, or discounts, and no payments were made to any of our officers, directors, affiliates, or security holders except for the repayment of loans and reimbursement of expenses. As of December 31, 2002, approximately $29,411. of offering proceeds remained in the company's account. From the period of inception through December 31, 2002, the company Sustained a Net Loss of $187,543. Total assets were $35,683.

        This application of proceeds constituted a change from the uses contemplated by the company's prospectus in that the proceeds were not placed in escrow, were released before 15,000,000 shares had been subscribed for, and were not used for loans and salaries. Because of such deviation from the terms of the prospectus, we extended a written offer to rescind the investments of all investors.

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

        The Minimum 15,000,000 shares were not subscribed for before July 5, 2002, and we Offered a recission to our subscribing shareholders as a result. We advised the Subscribers that offering proceeds would not be escrowed, and that all monies received would be immediately available for company operations. Jackson Rivers received three requests for recission which had no effect on company operations.

        Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. Until that time, no salary or expenses incurred on behalf of the company by Mr. Paradiso will be paid or accrued (except for offering expenses advanced by him). After the company has $1,000,000 in working capital on hand for lending activities, Mr. Paradiso will commence receiving a salary at the rate of $156,000 commencing in 2003.

        At such time as the company has $1,000,000 on loan, the company will also commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $11 per square foot at prevailing 2003 rates in Pompano Beach.

        As soon as funds permit, we will seek to employ additional employees for marketing, bookkeeping, and clerical functions. Initially we would contemplate hiring two employees (a clerk and a manager). For the immediate future, we will defer hiring additional employees, and rely on the services of our founder, Mr. Paradiso.

        The funds heretofore raised are not sufficient to inaugurate full operations, and there can be no assurance that the company can proceed without alternative financing. We do not have any arrangements for such investment, and there can be no assurance that such financing would be available, or if available, that it would be available on terms deemed acceptable to us. Because of such lack of capital and other reasons, an investment in our company involves a very high degree of risk.

        It is not expected that we will require any equipment other than our computer and normal office equipment, for which we have budgeted $5,000. We will also require forms and printing, for which we have budgeted $5,000-$10,000. We do not initially intend to advertise, but may in the future place advertisements in industry publications and other print media.

           Except for the $29,411 in our account as of December 31, 2002, from the sale of stock, we do not have any funds or capital resources, nor do we have any commitments for loans or lines of credit. It is anticipated we would have to have at least $600,000 of equity for lending in order to break even.

        We will commence making loans on a test basis in during 2003, and if initial marketing is successful, we believe we will be able to raise additional financing, but as pointed out above, there can be no assurance that such financing will be available.

FISCAL YEAR COSTS AND CHANGES IN FINANCIAL CONDITION

        As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations. Losses from inception (May 8, 2001) through December 31, 2002, amounted to $187,543. Such losses primarily reflect the costs of organizing the company and of preparing and filing our registration statement with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are filed with this Form 10-KSB:

                                                            PAGE

Independent Auditors' Report ..........................      F-1

Financial Statements:

     Balance Sheets ...................................      F-2

     Statements of Operations .........................      F-3

     Statements of Changes in Stockholders' Equity ....      F-4

     Statements of Cash Flows .........................      F-5

Notes to Financial Statements .........................      F6-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,

The Jackson Rivers Company
Pompano Beach, Florida

We have audited the accompanying balance sheets of The Jackson Rivers Company (a Florida corporation and a development stage company) as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity, and cash flows for the periods from inception, May 8, 2001, through December 31, 2001 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Jackson Rivers Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from inception, May 8, 2001, through December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.



February 15, 2003

                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                                 BALANCE SHEETS
                     DECEMBER 31, 2002 AND DECEMBER 31, 2001
                       (See Independent Auditors' Report)

                                                                               DEC. 31,            DEC. 31,
                                                                                 2002               2001
                                                                          ------------------  -----------------
                     ASSETS
CURRENT ASSETS:
  Cash                                                                             $ 29,411              $ 677
  Prepaid Expenses                                                                    5,000                  -
                                                                          ------------------  -----------------
                                                                                     34,411                677
                                                                          ------------------  -----------------
Property & Equipment (net of accumulated depreciation
   of $424 and $0 as of December 31, 2002 and 2001,
   respectively)                                                                      1,272                  -
                                                                          ------------------  -----------------
TOTAL ASSETS                                                                         35,683                677
                                                                          ==================  =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accrued Expenses                                                                  11,446                159

STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value, 100,000,000 shares authorized,                      17,633             10,000
       17,632,500 and 10,000,000 shares issued and outstanding
       as of December 31, 2002 and 2001, respectively
   Additional Paid-in Capital                                                       194,147              5,000
  (Deficit) accumulated during the development stage                               (187,543)           (14,482)
                                                                          ------------------  -----------------
              Total Stockholders' Equity                                             24,237                518
                                                                          ------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 35,683              $ 677
                                                                          ==================  =================


                 See Accompanying Summary of Accounting Policies and Notes to Financial Statements


                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002,
                     THE PERIOD FROM MAY 8, 2001 (INCEPTION)
                  TO DECEMBER 31, 2001, AND FOR THE PERIOD FROM
                MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)

                                                                        MAY 8, 2001      MAY 8, 2001
                                                          YEAR         (INCEPTION)       (INCEPTION)
                                                          ENDED          THROUGH          THROUGH
                                                         DEC. 31,        DEC. 31,         DEC. 31,
                                                           2002           2001              2002
                                                      --------------  ---------------  ---------------
REVENUES:
    Income                                              $        --     $         --     $         --
                                                        ------------    -------------    -------------

GENERAL AND ADMINISTRATIVE EXPENSES:
   Corporate Expense                                            --                227              227
   Consulting Expense                                        128,530             --            128,530
   Depreciation Expense                                          424             --                424
   Professional Fees                                          27,212           11,650           38,862
   Investor Relations/Promotional
    Materials                                                  5,120             --              5,120
   SEC Filing Services                                         2,480            2,184            4,664
   Rent Expense                                                1,186             --              1,186
   Office Expense                                                637             --                637
   Licenses, Permits and Fees                                  1,835              268            2,103
   Postage & Delivery Expense                                    245             --                245
   Stock Transfer Fees                                         4,020             --              4,020
   Miscellaneous Expenses                                      1,330              153            1,483
                                                        ------------     ------------     ------------

          Total General & Administrative Expenses            173,019           14,482          187,501
                                                        ------------     ------------     ------------
OTHER EXPENSES:
   Interest Expense                                               42             --                 42
                                                        ------------     ------------     ------------

            Total Expenses                                   173,061           14,482          187,543
                                                        ------------     ------------     ------------

NET (LOSS)                                              $   (173,061)    $    (14,482)    $   (187,543)
                                                        ============     ============     ============

(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                                     $     (0.013)    $     (0.002)    $     (0.017)
                                                        ============     ============     ============

  Weighted average shares outstanding - basic             13,042,438        8,750,000       11,325,463
                                                        ============     ============     ============




 See Accompanying Summary of Accounting Policies and Notes to Financial
 Statements

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION)
                            THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)

                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                                           DURING THE
                                               COMMON STOCK             CAPITAL        PAID IN             DEVELOPMENT
                                           SHARES        AMOUNT       SUBSCRIBED       CAPITAL         STAGE          TOTAL
                                        -----------    -----------    -----------    -----------    -----------    -----------
BALANCE AT MAY 8, 2001                         --      $      --      $      --      $      --      $      --      $      --

Issuance of common stock in exchage      10,000,000         10,000           --            5,000           --           15,000
   for cash, June 11, 2001

Net (loss)                                     --             --             --             --          (14,482)       (14,482)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001             10,000,000         10,000           --            5,000        (14,482)           518
                                        -----------    -----------    -----------    -----------    -----------    -----------

Capital subscribed, per agreements             --             --           42,500           --             --           42,500
   dated February 2002

Capital subscribed, per agreements             --             --           29,500           --             --           29,500
   dated March 2002

Issuance of shares of common stock in     1,800,000          1,800        (72,000)        70,200           --             --
  exchange for capital subscribed,
  March, 2002

Capital subscribed, per agreements             --             --            8,750           --             --            8,750
   dated April 2002

Issuance of shares of common stock in       218,750            219         (8,750)         8,531           --               (0)
  exchange for capital subscribed,
  April, 2002

Recission of shares of common stock,        (62,500)           (63)          --           (2,437)          --           (2,500)
  August, 2002

Issuance of common stock in exchange        250,000            250           --            9,750           --           10,000
   for cash, September, 2002

Issuance of common stock in exchange      2,500,000          2,500           --           47,500           --           50,000
   for services, September, 2002

Issuance of common stock in exchange      2,926,500          2,927           --           55,603           --           58,530
   for services, November, 2002

Net (loss)                                     --             --             --             --         (173,061)      (173,061)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002            17,632,750 $      17,633      $      --      $   194,147    $  (187,543)   $    24,237
                                        ===========    ===========    ===========    ===========    ===========    ===========


See Accompanying Summary of Accounting Policies and Notes to Financial
Statements

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002,
                    THE PERIOD FROM MAY 8, 2001 (INCEPTION)
                  TO DECEMBER 31, 2001, AND FOR THE PERIOD FROM
                MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)

                                                          YEAR          MAY 8, 2001       MAY 8, 2001
                                                          ENDED         (INCEPTION)       (INCEPTION)
                                                        DEC. 31,          THROUGH           THROUGH
                                                          2002         DEC. 31, 2001     DEC. 31, 2002
                                                     ---------------- ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                                $ (173,061)      $ (14,482)       $ (187,543)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
   Depreciation                                                  424                               424
  (Increase) in prepaid expenses                              (5,000)              -            (5,000)
  Increase in accrued expenses                                11,287             159            11,446
                                                     ---------------- ---------------  ----------------
  NET CASH (USED IN) OPERATING ACTIVITIES                   (166,350)        (14,323)         (180,673)
                                                     ---------------- ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Property and Equipment                         (1,696)              -            (1,696)
                                                     ---------------- ---------------  ----------------

  NET CASH (USED IN) INVESTING ACTIVITIES                     (1,696)              -            (1,696)
                                                     ---------------- ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in additional paid-in capital                    189,147           5,000           194,147
   Increase in common stock                                    7,633          10,000            17,633
                                                     ---------------- ---------------  ----------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                  196,780          15,000           211,780
                                                     ---------------- ---------------  ----------------
NET INCREASE IN CASH                                          28,734             677            29,411
                                                     ---------------- ---------------  ----------------
CASH AT BEGINNING OF PERIOD                                      677               -                 -
                                                     ---------------- ---------------  ----------------
CASH AT END OF PERIOD                                       $ 29,411       $     677        $   29,411
                                                     ================ ===============  ================
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
       Cash Paid During the Period For:

         Income Taxes                                        $     -       $      -         $        -
                                                     ================ ===============  ================
         Interest                                            $    42       $      -         $       42
                                                     ================ ===============  ================

 See Accompanying Summary of Accounting Policies and Notes to Financial
 Statements

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 2002, THE PERIOD
                      FROM MAY 8, 2001 (INCEPTION) THROUGH
               DECEMBER 31, 2001, AND THE PERIOD FROM MAY 8, 2001
                      (INCEPTION) THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)


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

       CASH & CASH EQUIVALENTS:

       For purposes of financial statement presentation, the Company classifies all unrestricted highly

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 2002, THE PERIOD
                      FROM MAY 8, 2001 (INCEPTION) THROUGH
               DECEMBER 31, 2001, AND THE PERIOD FROM MAY 8, 2001
                      (INCEPTION) THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

       CASH & CASH EQUIVALENTS (CONTINUED):

       liquid investments with an original maturity of three months or less to be cash equivalents.

       USE OF ESTIMATES:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     DEVELOPMENT STAGE OPERATIONS:

       The Company was formed on May 8, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations.


3.     RELATED PARTY TRANSACTIONS:

       In January 2002, the majority shareholder of the Company loaned the Company $4,000, all of which had been repaid as of June 30, 2002. The loan was for short-term in nature, for working capital purposes and bore interest of 9% annually.

       In the fourth quarter of 2002, the Company incurred $1,260 in facility and service costs provided by the majority shareholder, whose time and offices are being utilized for the Company's operations. Year-to-date through December 31, 2002, the Company incurred $11,446 in these costs. During the period from May 8, 2001 (inception) through December 31, 2002, the Company incurred a total of $11,446 in these expenses. The costs included $9,900 in professional services provided by the majority shareholder during the year ended December 31, 2002, and during the period from May 8, 2001 (inception) through December 31, 2002. The Company owed $11,446 and $0 to the majority shareholder for these facility and service costs as of December 31, 2002 and 2001, respectively.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 2002, THE PERIOD
                      FROM MAY 8, 2001 (INCEPTION) THROUGH
               DECEMBER 31, 2001, AND THE PERIOD FROM MAY 8, 2001
                      (INCEPTION) THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)


4.     SUBSCRIPTIONS:

       In the first six months of 2002, the Company received $80,750 in deposits on thirty-seven subscription agreements for the purchase of a total of 2,018,750 shares of common stock ($0.04 per share). At December 31, 2002, the Company had received payment in full and had issued the shares related to these subscriptions.


5.     CAPITAL STOCK TRANSACTIONS:

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

       Management corrected the subscription acceptance errors by closing the current offering and extending a rescission offer to all investors. A total of three investors accepted the rescission offer; the investors' shares certificates were returned to the Company and cancelled, and a total of $2,500 was refunded to the investors (representing a total of 62,500 shares of common stock.) As of December 31, 2002, the rescission offer had expired according to its express terms and no further requests will be honored.

       In June 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. In July 2002, the Company established a consulting services plan designed to grant compensation to recipients in exchange for services provided to the Company. In connection with this plan, 2,500,000 shares of common stock were issued to seven recipients in September 2002, at a cost to the Company of $0.02 per share, or $50,000. In November 2002, 2,926,500 shares of common stock were issued in exchange for services provided to the Company, at a cost to the Company of $0.02 per share, or $58,530.



6.     PROPERTY AND EQUIPMENT:

       Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. Depreciation expense for the year ended December 31, 2002, and for the period from May 8, 2001 (inception) through December 31, 2002, was $424. Depreciation expense for the period from May 8, 2001 (inception) through December 31, 2001 was $0.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE YEAR ENDED DECEMBER 31, 2002, THE PERIOD
                  FROM MAY 8, 2001 (INCEPTION) THROUGH DECEMBER
                    31, 2001, AND THE PERIOD FROM MAY 8, 2001
                      (INCEPTION) THROUGH DECEMBER 31, 2002
                       (See Independent Auditors' Report)



6.     PROPERTY AND EQUIPMENT (CONTINUED):

       Property and equipment at December 31, 2002 consists of computer equipment purchased late in March 2002 and placed into service in April 2002.

7.     PREPAID EXPENSES:

       Prepaid expenses at December 31, 2002 consist of costs incurred to prepare brochures and other promotional (marketing) materials. These costs will be written off beginning September 2002, and will be written off over a twelve-month period.

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

     Mr. Paradiso has not been involved in any bankruptcy petition filed by or against any business or which he was a general partner or executive officer at the time of the bankruptcy or within two years prior, nor has Mr. Paradiso been convicted of any offense (not including minor traffic violations) and neither is presently the subject of any pending criminal proceeding. He has not been the subject of any court order, judgment , or decree enjoining or otherwise limiting his involvement in any type of business, securities, or banking activities, and has been found by any court in any civil action, by the Securities and Exchange Commission, or by the Commodities Futures Trading Commission to have violated any fedearal or state securities or commodities law.

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


ITEM 10. EXECUTIVE COMPENSATION

     None of our officers or directors received any compensation for services from our date of inception (March 8, 2001) to December 31, 2002. They have agreed to act without compensation until operations have commenced.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:

                                                  SHARES OWNED
                                                  BENEFICIALLY       PERCENT OF
  NAME                                            AND OF RECORD       CLASS(1)
  ----                                            -------------     ----------
 Don A. Paradiso(1)                                 10,000,000        56.7%
 Washington Mutual Bank Tower (ste. 314)
 2401 East Atlantic Boulevard
 Pompano Beach, FL 33062

  All Officers and Directors
              (1 person)                            10,000,000        56.7%

(1) Mr. Paradiso is Jackson Rivers' founder and promoter.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

          Corporate documents
           (i) Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2 October 4, 2001)
           (ii)Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001)
          Consent of experts and counsel
           (i) Consent of Michaelson & Co., certified public accountants (filed with this report, page F-1)

REPORTS ON FORM 8-K

     There have been reports filed on Form 8-K during the period covered by this report. William Gary Jellum resigned as an officer Of the company. The Reports filed on Form 8-K are incorporated herein by reference.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE JACKSON RIVERS COMPANY
                                       (Registrant)

Date   February 28, 2003               By  /s/ DON A. PARADISO
       ----------------------------        ------------------------------
                                           Don A. Paradiso, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date  FEBRUARY 28, 2002                By  /s/ DON A. PARADISO
      --------------------------           ------------------------------
                                           Don A. Paradiso, President and
                                           principal financial officer


Date  FEBRUARY 28, 2002                By  /s/ DON A. PARADISO
      --------------------------           ------------------------------
                                           Don A. Paradiso, Director