Form 10KSB/A
period 2002-12-31
JACKSON RIVERS CO
filed 2003-04-11
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

                   (IN ACCORDANCE WITH RULE 15D-2, THIS REPORT
                       CONTAINS ONLY FINANCIAL STATEMENTS
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002)


[X] AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Michaelson & Company, P.A.
Certified Public Accountants
1655 Palm Beach Lakes Blvd., Suite 710
West Palm Beach, Florida 33401 (561) 583-6800

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