Form 10QSB
period 2003-03-31
JACKSON RIVERS CO
filed 2003-05-06
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended   MARCH 31, 2003
                                      ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    ----------------    ----------------

                          Commission file no. 333-70932
                                              ----------

                           THE JACKSON RIVERS COMPANY
                           --------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                FLORIDA                                  62-1210877
     -------------------------------                 -------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                     Suite 314, Washington Mutual Bank Tower
                          2401 East Atlantic Boulevard
                          POMPANO BEACH, FLORIDA 33062
                     ---------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's common stock as of latest practicable date (December 31, 2003): 17,632,750 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes           No     X
    --------      -------

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                    REVIEW OF
                              FINANCIAL STATEMENTS

                                 FOR THE QUARTER
                              ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                       PAGE

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

ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders,

The Jackson Rivers Company
Pompano Beach, Florida

We have reviewed the accompanying balance sheet of The Jackson Rivers Company (a Florida corporation and a development stage company) as of March 31, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the quarter then ended, the quarter ended March 31, 2002, and the period from inception, May 8, 2001, through March 31, 2003. All information included in these financial statements is the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 2002 were audited by us, and we expressed an unqualified opinion on them in our report dated February 15, 2003, but we have not performed any auditing procedures since that date.


April 30, 2003                                            Michaelson & Co., P.A.
                                                          West Palm Beach, FL

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

ASSETS
                                                                    Mar. 31, 2003      Dec. 31, 2002
                                                                      (Unaudited)         (Audited)
                                                                       ---------          ---------
CURRENT ASSETS
  Cash                                                                 $  22,180          $  29,411
  Prepaid Expenses                                                         3,125              5,000
                                                                       ---------          ---------
              TOTAL CURRENT ASSETS                                        25,305             34,411
PROPERTY & EQUIPMENT
  Fixed Assets (net of accumulated depreciation)                           1,131              1,272
                                                                       ---------          ---------
                    TOTAL ASSETS                                          26,436             35,683
                                                                       =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued Expenses                                                       12,856             11,446
                                                                       ---------          ---------

   TOTAL LIABILITIES                                                      12,856             11,446
                                                                       ---------          ---------

STOCKHOLDERS' EQUITY (NOTE 6)
  Common stock; $.001 par value, 100,000,000 shares authorized,           17,633             17,633
       17,632,750 shares issued and outstanding as of March 31, 2003 and December 31, 2002
   Additional Paid-in Capital                                            194,147            194,147
  (Deficit) accumulated during the development stage                    (198,200)          (187,543)
                                                                       ---------          ---------

   TOTAL STOCKHOLDERS' EQUITY                                             13,580             24,237
                                                                       ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  26,436          $  35,683
                                                                       =========          =========


              See Accountants' Review Report and Accompanying Notes

                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE QUARTER ENDED MARCH 31, 2003, THE
                        QUARTER ENDED MARCH 31, 2002, AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003

                                                                                                       MAY 8, 2001
                                                               QUARTER              QUARTER            (INCEPTION)
                                                                ENDED                ENDED               THROUGH
                                                             MAR. 31, 2003        MAR. 31, 2002       MAR. 31, 2003
                                                              (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
                                                          ------------------   ------------------  --------------------
REVENUES
    Income                                                               $ -                  $ -                   $ -
                                                                ------------         ------------          ------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Corporate Expense                                                     159                    -                   386
   Consulting Expense                                                      -                    -               128,530
   Depreciation Expense                                                  141                    -                   565
   Professional Fees                                                   6,900                1,951                45,762
   Investor Relations/Promotional                                      1,875                    -                 6,995
           Materials
   SEC Filing Services                                                   442                  540                 5,106
   Rent Expense                                                          300                    -                 1,486
   Office Expense                                                          -                  637                   637
   Licenses, Permits and Fees                                              -                  985                 2,103
   Postage & Delivery Expense                                              -                  208                   245
   Stock Transfer Fees                                                   600                  930                 4,620
   Miscellaneous Expenses                                                240                   30                 1,723
                                                                ------------         ------------          ------------

          Total General & Administrative
            Expenses                                                  10,657                5,281               198,158

OTHER EXPENSES
   Interest Expense                                                        -                   42                    42
                                                                ------------         ------------          ------------

            Total Expenses                                            10,657                5,323               198,200
                                                                ------------         ------------          ------------

NET (LOSS)                                                      $    (10,657)        $     (5,323)         $   (198,200)
                                                                ============         ============          ============
(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                                             $     (0.001)        $     (0.001)         $     (0.016)
                                                                ============         ============          ============

  Weighted average shares outstanding - basic                     17,632,750           10,300,000            12,148,152
                                                                ============         ============          ============


     See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
       FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003

                                                                                                 (DEFICIT)
                                                                                                ACCUMULATED
                                                                                                 DURING THE
                                           COMMON STOCK             CAPITAL        PAID IN      DEVELOPMENT
                                        SHARES         AMOUNT      SUBSCRIBED       CAPITAL        STAGE           TOTAL
                                     -------------  ---------------------------------------------------------   ------------
BALANCE AT MAY 8, 2001                          -          $ -             $ -           $ -             $ -            $ -

Issuance of common stock in exchange   10,000,000       10,000               -         5,000               -         15,000
   for cash, June 11, 2001

Net (loss)                                      -            -               -             -         (14,482)       (14,482)
                                     -------------  -----------  --------------  ------------   -------------   ------------

BALANCE AT DECEMBER 31, 2001           10,000,000       10,000               -         5,000         (14,482)           518
                                     -------------  -----------  --------------  ------------   -------------   ------------

Capital subscribed, per agreements              -            -          42,500             -               -         42,500
   dated February 2002

Capital subscribed, per agreements              -            -          29,500             -               -         29,500
   dated March 2002

Issuance of shares of common stock in   1,800,000        1,800         (72,000)       70,200               -              -
  exchange for capital subscribed,
  March, 2002

Capital subscribed, per agreements
   dated April 2002                             -            -           8,750             -               -          8,750

Issuance of shares of common stock in     218,750          219          (8,750)        8,531               -              -
  exchange for capital subscribed,
  April, 2002

Recission of shares of common stock,
  August, 2002                            (62,500)         (63)              -        (2,437)              -         (2,500)

Issuance of common stock in exchange
  for cash, September, 2002               250,000          250               -         9,750               -         10,000

Issuance of common stock in exchange
  for services, September, 2002         2,500,000        2,500               -        47,500               -         50,000

Issuance of common stock in exchange
  for services, November, 2002          2,926,500        2,927               -        55,603               -         58,530

Net (loss)                                      -            -               -             -        (173,061)      (173,061)
                                     -------------  -----------  --------------  ------------   -------------   ------------

BALANCE AT DECEMBER 31, 2002           17,632,750       17,633               -       194,147        (187,543)        24,237
                                     -------------  -----------                  ------------   -------------   ------------

Net (loss)                                                                                           (10,657)       (10,657)
                                     -------------  -----------  --------------  ------------   -------------   ------------

BALANCE AT MARCH 31, 2003              17,632,750      $17,633               -     $ 194,147      $ (198,200)      $ 13,580
                                     =============  ===========  ==============  ============   =============   ============


            See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE QUARTER ENDED MARCH 31, 2003, THE
                        QUARTER ENDED MARCH 31, 2002, AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003

                                                                                                          MAY 8, 2001
                                                               QUARTER                QUARTER             (INCEPTION)
                                                                ENDED                  ENDED                THROUGH
                                                               MAR. 31,               MAR. 31,              MAR. 31,
                                                                2003                    2002                  2003
                                                             (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                                                         --------------------   --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                         $ (10,657)              $ (5,323)           $ (198,200)
Adjustments to reconcile net (loss) to net
 cash (used in) operating activities:
  Depreciation                                                           141                      -                   565
  (Increase) decrease in prepaid expenses                              1,875                      -                (3,125)
  (Increase) in other assets                                               -                   (972)                    -
  Increase (decrease) in accrued expenses                              1,410                   (117)               12,856
                                                         --------------------   --------------------  --------------------

  NET CASH (USED IN) OPERATING ACTIVITIES                             (7,231)                (6,412)             (187,904)
                                                         --------------------   --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Property and Equipment                                       -                 (1,696)               (1,696)
                                                         --------------------   --------------------  --------------------

  NET CASH (USED IN) INVESTING ACTIVITIES                                  -                 (1,696)               (1,696)
                                                         --------------------   --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in additional paid-in capital                                   -                 70,200               194,147
  Increase in common stock                                                 -                  1,800                17,633
                                                         --------------------   --------------------  --------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                                -                 72,000               211,780
                                                         --------------------   --------------------  --------------------

NET INCREASE (DECREASE) IN CASH                                       (7,231)                63,892                22,180

CASH AT BEGINNING OF PERIOD                                           29,411                    677                     -
                                                         --------------------   --------------------  --------------------

CASH AT END OF PERIOD                                               $ 22,180               $ 64,569              $ 22,180
                                                         ====================   ====================  ====================


              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
              FOR THE QUARTER ENDED MARCH 31, 2003, THE PERIOD FROM
        MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002 (AUDITED), AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003
                        (See Accountants' Review Report)


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

           CASH & CASH EQUIVALENTS:

           For purposes of financial statement presentation, the Company classifies all unrestricted highly

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE QUARTER ENDED MARCH 31, 2003, THE PERIOD FROM
        MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002 (AUDITED), AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003
                        (See Accountants' Review Report)


1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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


3.         RELATED PARTY TRANSACTIONS:

           In January 2002, the majority shareholder of the Company loaned the Company $4,000, all of which had been repaid as of June 30, 2002. The loan was short-term in nature, for working capital purposes and bore interest of 9% annually.

           In the first quarter of 2003, the Company incurred $1,410 in facility and service costs provided by the majority shareholder, whose time and offices are being utilized for the Company's operations. In the first quarter of 2002, the Company incurred $0 in these costs. During the period from May 8, 2001 (inception) through March 31, 2003, the Company incurred a total of $12,856 in these expenses. The costs included $900 in professional services provided by the majority shareholder during the quarter ended March 31, 2003, and $10,800 during the period from May 8, 2001 (inception) through March 31, 2003. The Company owed $12,856 and $11,446 to the majority shareholder for these facility and service costs as of March 31, 2003 and December 31, 2002, respectively.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE QUARTER ENDED MARCH 31, 2003, THE PERIOD FROM
        MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002 (AUDITED), AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003
                        (See Accountants' Review Report)


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

           In June 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. In July 2002, the Company established a consulting services plan designed to grant compensation to recipients in exchange for services provided to the Company. In connection with this plan, 2,500,000 shares of common stock were issued to seven recipients in September 2002, at a cost to the Company of $0.02 per share, or $50,000. In November 2002, 2,926,500 shares of common stock were

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE QUARTER ENDED MARCH 31, 2003, THE PERIOD FROM
        MAY 8, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002 (AUDITED), AND
         THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH MARCH 31, 2003
                        (See Accountants' Review Report)


5.         CAPITAL STOCK TRANSACTIONS (CONTINUED):

           issued in exchange for services provided to the Company, at a cost to the Company of $0.02 per share, or $58,530.


6.         PROPERTY AND EQUIPMENT:

           Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. Depreciation expense for the quarters ended March 31, 2003 and 2002 was $141 and $0, respectively, and for the period from May 8, 2001 (inception) through March 31, 2003 was $565.

           Property and equipment at March 31, 2003 and December 31, 2002 consists of computer equipment purchased late in March 2002 and placed into service in April 2002.


7.         PREPAID EXPENSES:

           Prepaid expenses at March 31, 2003 consist of costs incurred to prepare brochures and other promotional (marketing) materials. These costs will be written off beginning September 2002, and will be written off over a twelve-month period.


8.         INTERIM FINANCIAL STATEMENTS:

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

Three holders of shares subscribed for in the Offering requested recission. The company was obligated to repay a total of $2500.00 to shareholders requesting recission.

MANAGEMENT'S PLAN OF OPERATION

Our present efforts focus on acquiring additional funds both for operating expenses, and to secure a loan fund with which to start operations as a consumer lender. The Board is also interested in finding an appropriate merger partner.

We are not repaying Mr. Paradiso any monies advanced by him for the offering, and we are setting aside our cash to pay first year expenses.

Management believes it can operate with the cash on hand during 2003.

There can be no assurance that we will be able to find financing on acceptable terms.

Because of such lack of capital and other reasons, an investment in our company involves a very high degree of risk. See "Important Risk Factors".

Until such time as Jackson Rivers has $1,000,000 of monies on loan or available for lending, Mr. Paradiso has agreed to provide an office, office equipment, and management without cost to the company. Until that time, no salary or expenses incurred on behalf of the company by Mr. Paradiso will be paid or accrued (except for offering expenses advanced by him). After the company has $1,000,000 in working capital on hand for lending activities, Mr. Paradiso will commence receiving a salary at the rate of $96,000 per year for the balance of 2002 and $156,000 commencing in 2003 or such later time as Jackson Rivers has $2,000,000 in working capital on hand for lending activities. At such time as the company has $1,000,000 on loan, the company will also commence paying rent at prevailing market rates and other office expenses. Rent will depend on the amount of space required, but it is anticipated that approximately 1,300 square feet will be required, for which we can expect to pay approximately $10 per square foot at prevailing 2003 rates in West Palm Beach.

As funds permit, we would anticipate employing additional personnel (an additional officer, one or two additional bookkeepers, and an additional salesman). We will also seek to establish operations in one or more additional states. In the event we are unable to place all such funds in loans, un-loaned funds will be invested in one or more money market funds or other short-term, interest-bearing securities, which are not expected to provide the same returns as the loans contemplated by Jackson Rivers.

We have decided not to commence making loans until such time as an additional source of funding can be found, which we anticipate prior to the end of the third quarter of 2003. There can be no assurance that such funding will be available.

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


                                             THE JACKSON RIVERS COMPANY
                                            (Registrant)

Date       MARCH 31, 2003                    By  /S/ DON A. PARADISO
           --------------------                  --------------------------
                                                 Don A. Paradiso, President