Form 10QSB
period 2003-06-30
JACKSON RIVERS CO
filed 2003-08-12
CIK 1159770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended   June 30, 2003
                                      -------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                  to
                                    ----------------    ----------------

                          Commission file no. 333-70932
                                              ----------

                           THE JACKSON RIVERS COMPANY
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                FLORIDA                                  65-1102865
     -------------------------------                 -------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                               17-19 MARBLE AVENUE
                         PLEASANTVILLE, NEW YORK 10570
                     ---------------------------------------
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (914) 232-3180
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of the issuer's common stock as of latest practicable date (June 30, 2003): 17,632,750 shares

           Transitional Small Business Disclosure Format (CHECK ONE):

Yes           No     X
    -------       -------

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)

                                    REVIEW OF
                              FINANCIAL STATEMENTS

                                 FOR THE QUARTER
                               ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                          PAGE

ACCOUNTANTS' REVIEW REPORT                                                  1

FINANCIAL STATEMENTS:

      BALANCE SHEETS                                                        2

      STATEMENTS OF OPERATIONS                                              3

      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                         4

      STATEMENTS OF CASH FLOWS                                              5

NOTES TO FINANCIAL STATEMENTS                                            6-10

ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders,
    The Jackson Rivers Company
Pleasantville, New York

We have reviewed the accompanying balance sheet of The Jackson Rivers Company (a Florida corporation and a development stage company) as of June 30, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the quarter and six month period then ended, the quarter and six month period ended June 30, 2002, and the period from inception, May 8, 2001, through June 30, 2003. All information included in these financial statements is the responsibility of the Company's management.

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


July 7, 2003
Michaelson & Co., P.A.
West Palm Beach, FL

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                                        June 30, 2003    Dec. 31, 2002
                                                                          (Unaudited)      (Audited)
                                                                          ---------        ---------
CURRENT ASSETS
  Cash                                                                    $  19,037        $  29,411
  Prepaid Expenses                                                            1,250            5,000
                                                                          ---------        ---------

          TOTAL CURRENT ASSETS                                               20,287           34,411

PROPERTY & EQUIPMENT
  Fixed Assets (net of accumulated depreciation)                                989            1,272
                                                                          ---------        ---------

                    TOTAL ASSETS                                             21,276           35,683
                                                                          =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued Expenses                                                           17,037           11,446
                                                                          ---------        ---------

                    TOTAL LIABILITIES                                        17,037           11,446
                                                                          ---------        ---------
STOCKHOLDERS' EQUITY
  Common stock; $.001 par value, 100,000,000 shares authorized,              17,633           17,633
       17,632,750 shares issued and outstanding as of
       June 30, 2003 and December 31, 2002
   Additional Paid-in Capital                                               194,147          194,147
  (Deficit) accumulated during the development stage                       (207,541)        (187,543)
                                                                          ---------        ---------

   TOTAL STOCKHOLDERS' EQUITY                                                 4,239           24,237
                                                                          ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  21,276        $  35,683
                                                                          =========        =========


              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDED JUNE 30, 2003 AND JUNE 30, 2002,
              YEAR-TO-DATE THROUGH JUNE 30, 2003 AND JUNE 30, 2002,
      AND FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003

                                                                                                                    MAY 8, 2001
                                                                                                                    (INCEPTION)
                                                              QTRS ENDED                   YTD THROUGH                THROUGH
                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,         JUNE 30,
                                                         2003            2002           2003           2002             2003
                                                    ------------    ------------    ------------    ------------    ------------
REVENUES:
    Income                                          $       --      $       --      $       --      $       --      $       --
                                                    ------------    ------------    ------------    ------------    ------------

GENERAL & ADMINISTRATIVE EXPENSES:
   Corporate Expense                                        --              --               159              --             386
   Consulting Expense                                     16,892              --          16,892              --         145,422
   Depreciation Expense                                      141             141             282             141             706
   Professional Fees                                       1,500          17,002           8,400          18,953          47,262
   Investor Relations/Promotional Materials                1,875           2,500           3,750           2,500           8,870
   SEC Filing Services                                       889             354           1,331             894           5,995
   Rent Expense                                                0             300             300             600           1,486
   Office Expense                                           --              --              --               637             637
   Licenses, Permits and Fees                               --              --              --               985           2,103
   Postage & Delivery Expense                               --                38            --               246             245
   Stock Transfer Fees                                       870           1,135           1,470           2,065           5,490
   Miscellaneous Expenses                                     30             556             270             286           1,753
                                                    ------------    ------------    ------------    ------------    ------------

          Total General & Administrative Expenses         22,197          22,026          32,854          27,307         220,355

OTHER (INCOME) EXPENSES
   Other Income                                          (12,856)             --          (12,856)              0         (12,856)
   Interest Expense                                           --              --              --              42              42
                                                    ------------    ------------    ------------    ------------    ------------
          Total Other (Income) Expenses                  (12,856)             --         (12,856)             42         (12,814)
                                                    ------------    ------------    ------------    ------------    ------------

NET (LOSS)                                          $     (9,341)   $    (22,026)   $    (19,998)   $    (27,349)   $   (207,541)
                                                    ============    ============    ============    ============    ============

(LOSS) PER SHARE DATA:
  BASIC AND DILUTED                                 $     (0.001)   $     (0.002)   $     (0.001)   $     (0.002)   $     (0.016)
                                                    ============    ============    ============    ============    ============

  Weighted average shares outstanding - basic         17,632,750      12,018,750      17,632,750      11,309,375      12,780,990
                                                    ============    ============    ============    ============    ============


              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003

                                                                                                            (DEFICIT)
                                                                                                           ACCUMULATED
                                                                                                            DURING THE
                                             COMMON STOCK               CAPITAL         PAID IN             DEVELOPMENT
                                        SHARES          AMOUNT         SUBSCRIBED       CAPITAL        STAGE           TOTAL
                                     -------------    -----------     -----------    -----------   -------------   ------------
BALANCE AT MAY 8, 2001                         --      $      --      $      --      $      --      $      --      $      --

Issuance of common stock in exchange     10,000,000         10,000           --            5,000           --           15,000
   for cash, June 11, 2001

Net (loss)                                     --             --             --             --          (14,482)       (14,482)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2001             10,000,000         10,000           --            5,000        (14,482)           518
                                        -----------    -----------    -----------    -----------    -----------    -----------

Capital subscribed, per agreements             --             --           42,500           --             --           42,500
   dated February 2002

Capital subscribed, per agreements             --             --           29,500           --             --           29,500
   dated March 2002

Issuance of shares of common stock in     1,800,000          1,800        (72,000)        70,200           --             --
  exchange for capital subscribed,
  March, 2002

Capital subscribed, per agreements
   dated April 2002                            --             --            8,750           --             --            8,750

Issuance of shares of common stock in       218,750            219         (8,750)         8,531           --             --
  exchange for capital subscribed,
  April, 2002

Rescission of shares of common stock,
  August, 2002                              (62,500)           (63)          --           (2,437)          --           (2,500)

Issuance of common stock in exchange
  for cash, September, 2002                 250,000            250           --            9,750           --           10,000

Issuance of common stock in exchange
  for services, September, 2002           2,500,000          2,500           --           47,500           --           50,000

Issuance of common stock in exchange
  for services, November, 2002            2,926,500          2,927           --           55,603           --           58,530

Net (loss)                                     --             --             --             --         (173,061)      (173,061)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002             17,632,750         17,633           --          194,147       (187,543)        24,237
                                        -----------    -----------    -----------    -----------    -----------    -----------

Net (loss)                                        0              0              0              0        (19,998)       (19,998)
                                        -----------    -----------    -----------    -----------    -----------    -----------

BALANCE AT JUNE 30, 2003                 17,632,750    $    17,633           --      $   194,147    $  (207,541)   $     4,239
                                        ===========    ===========    ===========    ===========    ===========    ===========


              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     FOR YEAR-TO-DATE THROUGH JUNE 30, 2003,
                   FOR YEAR-TO-DATE THROUGH JUNE 30, 2002, AND
          THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003

                                                                         YEAR-TO-              YEAR-TO-             MAY 8, 2001
                                                                           DATE                 DATE                (INCEPTION)
                                                                          THROUGH              THROUGH                THROUGH
                                                                          JUNE 30,             JUNE 30,               JUNE 30,
                                                                            2003                 2002                   2003
                                                                       --------------        -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                                  $ (19,998)           $ (27,349)            $(207,541)

Adjustments to reconcile net (loss) to
net cash (used in) operating activities:
   Depreciation                                                                   283                  141                   706
  (Increase) decrease in prepaid expenses                                       3,750               (7,500)               (1,250)
  (Increase) in other assets                                                     --                   (957)                 --
  Increase in accounts payable                                                   --                    354                  --
  Increase in accrued expenses                                                  5,591                8,767                17,037
                                                                            ---------            ---------             ---------

  NET CASH (USED IN) OPERATING ACTIVITIES                                     (10,374)             (26,544)             (191,048)
                                                                            ---------            ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of Property and Equipment                                            --                 (1,695)               (1,695)
                                                                            ---------            ---------             ---------
  NET CASH (USED IN) INVESTING ACTIVITIES                                        --                 (1,695)               (1,695)
                                                                            ---------            ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in additional paid-in capital                                        --                 78,731               194,147
   Increase in common stock                                                      --                  2,019                17,633
                                                                            ---------            ---------             ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                      --                 80,750               211,780
                                                                            ---------            ---------             ---------

NET INCREASE (DECREASE) IN CASH                                               (10,374)              52,511                19,037
                                                                            ---------            ---------             ---------

CASH AT BEGINNING OF PERIOD                                                    29,411                  677                  --
                                                                            ---------            ---------             ---------

CASH AT END OF PERIOD                                                       $  19,037            $  53,188             $  19,037
                                                                            =========            =========             =========


              See Accountants' Review Report and Accompanying Notes

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002,
                YEAR-TO-DATE THROUGH JUNE 30, 2003 AND 2002, AND
          THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003
                        (SEE ACCOUNTANTS' REVIEW REPORT)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Organization:

           The Jackson Rivers Company ("the Company") is a development stage enterprise incorporated under the laws of the State of Florida in May 2001. The Company's offices are in Pleasantville, New York, its only location.

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

           Cash & Cash Equivalents:

           For purposes of financial statement presentation, the Company classifies all unrestricted highly

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002,
                YEAR-TO-DATE THROUGH JUNE 30, 2003 AND 2002, AND
          THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003
                        (SEE ACCOUNTANTS' REVIEW REPORT)


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


3. RELATED PARTY TRANSACTIONS:

           In January 2002, the former majority shareholder of the Company (see
           Note 5) loaned the Company $4,000, all of which had been repaid as of June 30, 2002. The loan was short-term in nature, for working capital purposes and bore interest of 9% annually.

           During the period from April 1, 2002 through March 31, 2003, the former majority shareholder provided services and facilities to the Company for its operations. The Company accrued for reimbursement of these costs, and owed the shareholder $12,856 for them as of March 31, 2003.

           In June 2003, the former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale (see Note 5). As part of the sale agreement, the former majority shareholder agreed to forgive the service and facility costs accrued through March 31, 2003, and to accept consulting fees of $16,892 for services provided through the date of the sale. As a result of the forgiveness of service and facility costs, the Company recorded $12,856 in other income in the second quarter 2003 and year-to-date through June 30, 2003.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002,
                YEAR-TO-DATE THROUGH JUNE 30, 2003 AND 2002, AND
          THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003
                        (SEE ACCOUNTANTS' REVIEW REPORT)


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

           In June 2001, the Company reserved 10,000,000 common capital voting shares of the Corporation for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Corporation. In July 2002, the Company established a consulting services plan designed to grant compensation to recipients in exchange for services provided to the Company. In connection with this plan, 2,500,000 shares of common stock were issued to seven recipients in September 2002, at a cost to the Company of $0.02 per share, or $50,000. In November 2002, 2,926,500 shares of common stock were issued in exchange for services provided to the Company, at a cost to the

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002,
                YEAR-TO-DATE THROUGH JUNE 30, 2003 AND 2002, AND
          THE PERIOD FROM MAY 8, 2001 (INCEPTION) THROUGH JUNE 30, 2003
                        (SEE ACCOUNTANTS' REVIEW REPORT)


5. CAPITAL STOCK TRANSACTIONS (continued):

           Company of $0.02 per share, or $58,530.

           On June 19, 2003, the former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As a result of this change in ownership, a change in control was deemed to have occurred. The new majority shareholder, an individual, was elected president of the Company and the former majority shareholder resigned from the Company's board of directors.


6. PROPERTY AND EQUIPMENT:

           Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. Depreciation expense for the quarters ended June 30, 2003 and 2002 was $141 and $141, respectively, year-to-date through June 30, 2003 and 2002 was $282 and $141, and for the period from May 8, 2001 (inception) through June 30, 2003 was $706.

           Property and equipment at June 30, 2003 and December 31, 2002 consists of computer equipment purchased late in March 2002 and placed into service in April 2002.


7. PREPAID EXPENSES:

           Prepaid expenses at June 30, 2003 consist of costs incurred to prepare brochures and other promotional (marketing) materials. The Company began writing off those costs in September 2002, and they will be written off over a twelve-month period.


8. INTERIM FINANCIAL STATEMENTS:

           It is management's representation that all adjustments that are necessary for the interim financial statements not to be misleading have been included in the accompanying statements.

9. SUBSEQUENT EVENTS:

           In August 2003, the Company established the 2003 Employee Stock Incentive Plan (the "Plan"). The purpose of the Plan is to provide officers and employees who make significant contributions to the long-term growth and performance of the Company with equity-based compensation incentives, and to attract and retain quality employees. The maximum number of shares of common stock that may be awarded or issued under the Plan is 17,000,000. The Plan will be administered by a Compensation Committee (the "Committee") appointed by the board of directors of the Company.

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

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on Dennis N. Lauzon, its sole director and executive officer, to continue finding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing to obtain additional financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The
Company believes the invormation contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

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

MANAGEMENT'S PLAN OF OPERATION

Our Board of Directors has determined to abandon plans to enter into the consumer lending market in Florida. The reason for this decision was the difficulty in securing a line of credit or other sources of funding to establish a loan portfolio large enough to support the operations of the company and return a profit. There was a change in control of the Company which is discussed further below. Our new President, Mr. Dennis Lauzon, has been given permission by the Board to engage in discussions with potential merger candidates so that the company can begin to operate and have further access to the capital markets. A potential merger candidate has already been identified in the industry of consumer plastics, however, discussions have not advanced to the point where it would be advisable for the company to disclose the potential merger candidate. We continue to be licensed for consumer retail installment lending in Florida but we expect to let the license lapse at the end of the year.

Don A. Paradiso has resigned from the company. He has assisted us and our accountants, Michaelson & Company, in the preparation of this report.

We are not repaying Mr. Paradiso any monies advanced by him for the offering.

We are in negotiations with Mr. Paradiso in order to settle any claims which he may have against the company on account of his long-standing employment agreement with the company. Preliminarily we believe that all such claims will be settled for a payment of no more than $ 19,000.00, which the company has on hand.

Because we lack capital, an investment in our company involves a very high degree of risk. See "Important Risk Factors".

Until such time as Jackson Rivers has established operations with revenues, Mr. Dennis Lauzon, our President, has agreed to provide an office, office equipment, and management without cost to the company. We do not have an employment contract with Mr. Lauzon, however he has indicated a desire to remain with the Company for the long term. The officers and directors of the company have terms which expire on December 31, 2003.

SECOND QUARTER COSTS AND CHANGES IN FINANCIAL CONDITION

As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

ITEM 3. CONTROLS AND PROCEDURES

        (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures as of June 30, 2003, and they have concluded that these controls and procedures are effective.

        (b) CHANGES IN INTERNAL CONTROLS.

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

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

ITEM 5. OTHER INFORMATION

FIRST REPORTABLE ITEM:

THERE HAS BEEN A CHANGE OF CONTROL OF THE COMPANY.

THE CHANGE OF CONTROL WAS REPORTED ON FORM 8K WHICH WAS FILED ON JUNE 19, 2003. THE FORM 8K FILED ON JUNE 19, 2003 IS INCORPORATED HEREIN AND MADE A PART HEREOF BY REFERENCE.

THE BOARD OF DIRECTORS AND THE MANAGEMENT OF THE COMPANY HAS CHANGED. ALL PREVIOUS FILINGS MADE BY THE COMPANY ARE INCORPORATED HEREIN AND MADE A PART HEREOF BY REFERENCE.

THE NAME AND TITLE OF THE PERSON OR PERSONS MAKING THE REQUIRED CERTIFICATIONS OF THE COMPANY HAS CHANGED.

SECOND REPORTABLE ITEM:

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Consent of experts

(I) CONSENT OF MICHAELSON & CO.,
CERTIFIED PUBLIC ACCOUNTANTS  (FILED WITH THIS REPORT)

REPORTS ON FORM 8-K

               Form 8K was filed on June 19, 2003. There has been a change in the control of the company. The Form 8K filed on June 19, 2003 is incorporated herein and made a part hereof by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE JACKSON RIVERS COMPANY
                                            (Registrant)

Date       June 30, 2003                    By  /S/ DENNIS N. LAUZON
           --------------------                  --------------------------
                                                 Dennis N. Lauzon, President

CERTIFICATIONS

I, Dennis N. Lauzon, certify that:

1.   I have reviewed this Quarterly Report on form 10QSB of JACKSON RIVERS
     COMPANY;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

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

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation, and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: July 21, 2003

                                           /S/  DENNIS N. LAUZON
                                           ------------------------
                                           Chief Executive Officer

CERTIFICATIONS

I, DENNIS N. LAUZON, certify that:

1.   I have reviewed this Quarterly Report on form 10QSB of JACKSON RIVERS
     COMPANY;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

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

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation, and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: July 21, 2003


                                                    /S/  DENNIS N. LAUZON
                                                    -----------------------
                                                    Chief Financial Officer