Form 10QSB
period 2003-09-30
JACKSON RIVERS CO
filed 2003-11-14
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003.

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


                        Commission file number: 333-70932


                           THE JACKSON RIVERS COMPANY
                 (Name of small business issuer in its charter)

                            Florida                  65-1102865
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

  17-19 Marble Avenue, Pleasantville, New York                 10570
   (Address of principal executive offices)                  (Zip Code)

                                 (619) 615-4242
                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, 24,132,750 shares of the issuer's common stock were outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes___ No X

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION..............................................3
     Item 1.  Financial Statements..........................................3
         Balance Sheet as of September 30, 2003 and December 31, 2002.......3
         Statement of Operations as of September 30, 2003...................4
         Statement of Cash Flows as of September 30, 2003...................5
         Statement of Changes in Stockholders' Equity as of
         September 30, 2003.................................................6
         Notes to Financial Statements......................................7
     Item 2.  Management's Discussion and Analysis or Plan of Operation.....10
     Item 3.  Controls and Procedures.......................................11
PART II - OTHER INFORMATION.................................................12
     Item  1.  Legal Proceedings............................................12
     Item  2.  Changes in Securities........................................12
     Item  3.  Defaults Upon Senior Securities..............................12
     Item  4.  Submission of Matters to a Vote of Security Holders..........12
     Item  5.  Other Information............................................12
     Item  6.  Exhibits and Reports on Form 8-K.............................12
SIGNATURES..................................................................13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.....14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.....15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.....17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                  September 30, 2003      December 31, 2002
                                      (UNAUDITED)              AUDITED

                                     ASSETS

Current Assets:
     Cash                               $      22,052       $          29,411
     Prepaid Expenses                           3,054                   5,000
                                       -------------------  --------------------

Total Current Assets                           25,106                  34,411

Property, Plant & Equipment
Fixed Assets, net-
of accumulated depreciation                     3,961                   1,272
                                       -------------------   -------------------

Total Fixed Assets                              3,961                   1,272

Total Assets                                   29,067                  35,683
                                       -------------------   -------------------


               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                           4,557                       -
     Accrued Expenses and Liabilities           1,892                  11,446
     Cash Advance Due                             100                       -
                                       -------------------   -------------------

Total Current Liabilities                       6,549                  11,446

Commitments and Contingencies                       -                       -

Deficiency in Stockholders' Equity

Common Stock, 100,000,000 shares
  authorized, $0.001 par value per share;
  24,132,750 shares issued and outstanding
  at September 30, 2003, and 17,632,750
  shares issued and outstanding at
  December 31, 2002                            24,133                  17,633
Additional Paid-In-Capital                    435,647                 194,147
Stock Subscription Receivable                 (32,000)                      -
Accumulated Deficit                          (405,262)               (187,543)
                                       -------------------   -------------------
Total Deficiency in Stockholders' Equity       22,519                  24,237

Total Liabilities & Equity              $      29,067              $   35,683
                                       -------------------   -------------------




   The accompanying notes are an integral part of these financial statements.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    FOR THE QUARTERS ENDED SEPTEMBER 30, 2003
      AND FOR THE PERIOD MAY 8, 2001 (INCEPTION) THROUGH SEPTEMBER 30, 2003

                                 For the three      For the nine    For the
                                 months ended       months ended    period
                                 September 30       September 30    May 8, 2001
                                                                    (date of
                                                                    inception)
                                                                        to
                                                                    September 30
                             ___________________________________________________
                               2003       2002       2003      2002       2003
                             _________  _________  _________  ________  ________

REVENUES:
  Income                     $       -  $       -  $      -   $      -  $      -
                             ---------  ---------  ---------  --------  --------


GENERAL & ADMINISTRATIVE EXPENSES:
  Sales and Marketing
  General & Administrative     197,585     33,302   230,440     60,467   417,600
  Depreciation Expense             137        141       137        283       561
                             ---------  ---------  ---------  --------  --------


Total General & Administrative
  Expenses                     197,721     33,443    230,576    60,750   418,161
                             ---------  ---------  ---------  --------  --------


OTHER (INCOME) EXPENSES:
  Other Income                       -          -     12,857         -    12,857
  Interest Income                    1                     1                   1
  Interest Expense                   -          -          -        42        42
                             ---------  ---------  ---------  --------  --------


Total Other (Income) Expense         1          -     12,858        42    12,900
                             ---------  ---------  ---------  --------  --------


NET INCOME (LOSS)             (197,721)   (33,443)  (217,718) (60,792) (405,261)
                             ---------  ----------  --------- --------  --------

Net Loss per Share (basic
and assuming dilution)          (0.010)    (0.003)  (0.012)    (0.005)

Weighted Average Common
Shares Outstanding          19,457,750  12,060,417  18,247,768  11,559,722












   The accompanying notes are an integral part of these financial statements.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
      FOR THE PERIOD MAY 8, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003

                                                                  For the period
                                                                      from
                                                                   May 8, 2001
                                                                   (date of
                                               For the nine         inception)
                                               months ended            to
                                               September 30       September 30

                                             2003          2002       2003
                                             -------------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                          (217,718)   (60,792)      (405,261)
 Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
 Depreciation                                    137        283            561
 Common stock for employee bonuses            14,908          -         14,908
 Common stock issued for services rendered   138,000          -        138,000
 (Increase) decrease in prepaid expenses       1,946     (6,875)        (3,054)
 (Increase) in other assets                        -          -              -
 Increase (decrease) in accounts payable       4,557          -          4,557
 Increase (decrease) in accrued expenses      (9,554)    10,027          1,892
 Loss on disposal of equipment                 1,272          -          1,272

NET CASH (USED IN) OPERATING ACTIVITIES      (66,453)   (57,357)      (247,126)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of other assets                     (4,098)    (1,696)        (5,794)
 Disposals of other assets                         -          -              -

NET CASH (USED IN) INVESTING ACTIVITIES       (4,098)    (1,696)        (5,794)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash advance from related parties               100          -            100
 Cash from common stock issued                63,093          -         63,093
 Increase in Additional Paid-In Capital            -    108,544        194,147
 Increase in Common Stock                          -      4,706         17,633
NET CASH PROVIDED BY FINANCING ACTIVITIES     63,193    113,250        274,973

Net increase (decrease) in cash               (7,359)    54,197         22,052
 Cash, beginning of period                    29,411        677              -
 Cash, ending of period                       22,052     54,874         22,052

Supplemental Disclosures:
 Cash paid for interest                            -          -              -
 Cash paid for taxes                               -          -              -

Non-Cash Disclosures:
 Common stock issued for services            138,000          -        138,000





   The accompanying notes are an integral part of these financial statements.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD MAY 8, 2001 (DATE OF INCEPTION) TO SEPTEMBER 30, 2003

                                                             (DEFFICIT)
                                                             ACCUMULATED
                                                             DURING THE
                        COMMON STOCK     CAPITAL    PAID-IN  DEVELOPMENT
                      SHARES    AMOUNT  SUBSCRIBED  CAPITAL  STAGE      TOTAL
                     ---------- ------  ----------  -------- ---------- --------
Balance
May 8, 2001          $        -  $   -  $        -  $      - $       -  $    -

Issuance of common
stock  in exchange
for cash, at
$0.0015 per share,
June 11, 2001        10,000,000 10,000           -     5,000       -     15,000

Net (Loss)                    -      -           -         -   (14,482) (14,482)
                     ---------- ------  ----------  --------  --------- --------
Balance
December 31, 2001    10,000,000 10,000           -     5,000   (14,482)     518

Capital subscribed,
at $0.04 per share,
per agreements dated,
February 2002                 -      -      42,500         -         -   42,500

Capital subscribed,
at $0.04 per share,
per agreements dated,
March 2002                    -      -      29,500         -         -   29,500

Issuance of shares
of common stock in
exchange for capital
stock subscribed
at $0.04 per share,
March 2002            1,800,000  1,800     (72,000)   70,200         -        -

Capital subscribed,
at $0.04 per share
per agreements dated,
April 2002                    -      -       8,750         -         -    8,750

Issuance of shares
of common stock in
exchange for capital
stock subscribed
at $0.04 per share,
April 2002              218,750    219      (8,750)    8,531         -        -

Rescission of shares
of common stock
at $0.04 per share,
August 2002             (62,500)   (63)          -    (2,437)        -   (2,500)

Issuance of common
stock in exchange
for cash
at $0.04 per share,
September 2002          250,000    250           -     9,750         -   10,000

Issuance of common
stock  in exchange
for services
at $0.02 per share,
September 2002        2,500,000  2,500           -    47,500         -   50,000

Issuance of common
stock in exchange
for services
at $0.02 per share,
November 2002         2,926,500  2,927           -    55,603         -   58,530

Net (Loss)                   -       -           -        -  (173,061) (173,061)
                     ---------- ------    --------    ------ --------- ---------
Balance
December 31, 2002    17,632,750 17,633           -   194,147 (187,543)   24,237

Issuance of common
stock  in exchange
for services at
$0.03 per share,
August 2003           3,000,000   3000           -    87,000        -    90,000

Issuance of common
stock in exchange
for options exercised
at $0.03 per share,
August 2003           1,200,000   1200           -    36,800        -    38,000

Issuance of common stock
in exchange for services
at $0.06 per share,
September 2003          800,000    800           -    47,200        -    48,000

Issuance of common
stock in exchange
for options exercised
at $0.04 per share,
September 2003          600,000    600           -    35,400        -    36,000

Issuance of common
stock in exchange
for options exercised
at $0.04 per share,
September 2003          900,000    900     (32,000)   35,100        -     4,000

Net (Loss)                    -      -           -         -  (217,718)(217,718)
                    -----------  ------   ---------  -------  -------- ---------
Balance
September 30, 2003   24,132,750  24,133    (32,000)  435,647  (405,262)  22,519
                    ===========  ======   ========= ========  ========= ========


    The accompanying notes are an integral part of these financial statements.

                           THE JACKSON RIVERS COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements of The Jackson Rivers Company, a Florida corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

         These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 2 - NATURE OF COMPANY

         The Company was incorporated on May 8, 2001 under the laws of the State of Florida. The Company's principal offices are in Pleasantville, New York.
The Company also maintains an administrative office at 402 West Broadway, Suite 400, San Diego, California 92101. The Company has a six-month lease with a renewable option. The monthly rent is $1,553.00 for approximately 550 square feet. The Jackson Rivers Company does not presently conduct business operations.

NOTE 3 - CHANGES IN PRESENTATION

         Certain financial presentations for the periods presented for 2002 have been reclassified to conform to the 2003 presentation.

NOTE 4 - COMPLETION OF THE DEVELOPMENT STAGE

         The Company was formed on May 8, 2001. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Cash & Cash Equivalents:

         For purposes of financial statement presentation, the Company classifies all unrestricted highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

         In January 2002, the former majority shareholder of the Company, Don A. Paradiso, loaned the Company $4,000, all of which had been repaid as of June 30, 2002. The loan was short-term in nature, for working capital purposes and bore interest of 9% annually.

         During the period from April 1, 2002 through March 31, 2003, the former majority shareholder provided services and facilities to the Company for its operations. The Company accrued for reimbursement of these costs, and owed the shareholder $12,856 for them as of March 31, 2003.

         In June 2003, the former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As part of the sale agreement, the former majority shareholder agreed to forgive the service and facility costs accrued through March 31, 2003, and to accept consulting fees of $16,892 for services provided through the date of the sale. As a result of the forgiveness of service and facility costs, the Company recorded $12,900 in other income in the third quarter 2003 and year-to-date through September 30, 2003.

NOTE 7 - SUBSCRIPTIONS

         In the first six months of 2002, the Company received $80,750 in deposits on thirty-seven subscription agreements for the purchase of a total of 2,018,750 shares of common stock ($0.04 per share). At December 31, 2002, the Company had received payment in full and had issued the shares related to these subscriptions.

NOTE 8 - CAPITAL STOCK TRANSACTIONS

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

         Management corrected the subscription acceptance errors by closing the current offering and extending a rescission offer to all investors. A total of three investors accepted the rescission offer; the investors' shares certificates were returned to the Company and cancelled, and a total of $2,500 was refunded to the investors (representing a total of 62,500 shares of common stock). As of December 31, 2002, the rescission offer had expired according to its express terms and no further requests will be honored.

         In June 2001, the Company reserved 10,000,000 common capital voting shares of the Company for future use in employee stock option plans, or for such other purposes as may be determined from time to time by the Board of Directors of the Company. In July 2002, the Company established a consulting services plan designed to grant compensation to recipients in exchange for services provided to the Company. In connection with this plan, 2,500,000 shares of common stock were issued to seven recipients in September 2002, at a cost to the Company of $0.02 per share, or $50,000. In November 2002, 2,926,500 shares of common stock were issued in exchange for services provided to the Company, at a cost to the Company of $0.02 per share, or $58,530.

         On June 19, 2003, the former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As a result of this change in ownership, a change in control was deemed to have occurred. The new majority shareholder, an individual, was elected president of the Company and the former majority shareholder resigned from the Company's board of directors.

         In August 2003, the Company established the 2003 Employee Stock Incentive Plan (the "Plan"). The purpose of the Plan is to provide officers and employees, who make significant contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain quality employees. The maximum number of shares of common stock that may be awarded or issued under the Plan is 17,000,000. The Plan will be administered by a Compensation Committee (the "Committee") appointed by the board of directors of the Company.

NOTE 9 - PROPERTY AND EQUIPMENT

         Property and equipment is carried at cost. Depreciation of depreciable assets is computed using the straight-line method of depreciation over the estimated useful lives of the assets. Depreciation expense for the quarters ended September 30, 2003 and 2002 was $137 and $141, respectively, year-to-date through September 30, 2003 and 2002 was $137 and $283, and for the period from May 8, 2001 (inception) through September 30, 2003 was $561.

         Property and equipment at September 30, 2003 and December 31, 2002 consists of computer equipment purchased late in March 2002 and placed into service in April 2002.

NOTE 10 - PREPAID EXPENSES

         Prepaid expenses at September 30, 2003 consist of costs incurred to prepare brochures and other promotional (marketing) materials. The Company began writing off those costs in September 2002, and they will be written off over a twelve-month period.

NOTE 11 - INTERIM FINANCIAL STATEMENTS

         It is management's representation that all adjustments that are necessary for the interim financial statements not to be misleading have been included in the accompanying statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

         Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in the prospectus filed with the Company's registrations statement with the Securities and Exchange Commission.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations; the Company's current dependency on Dennis N. Lauzon, its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company's believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 2002.

Management's Plan of Operation

         Our Board of Directors has determined to abandon plans to enter into the consumer lending market in Florida. The reason for this decision was the difficulty in securing a line of credit or other sources of funding to establish a loan portfolio large enough to support the operations of the Company and return a profit. There was a change in control of the Company which is discussed further below. Our new President, Dennis N. Lauzon, has been given permission by the Board to engage in discussions with potential merger candidates so that the Company can begin to operate and have further access to the capital markets. A potential merger candidate has already been identified in the industry of consumer plastics, however, discussions have not advanced to the point where it would be advisable for the Company to disclose the potential merger candidate. We continue to be licensed for consumer retail installment lending in Florida but we expect to let the license lapse at the end of the year.

         We are in negotiations with Mr. Paradiso in order to settle any claims which he may have against the Company on account of his long-standing employment agreement with the Company. Preliminarily, we believe that all such claims will be settled for a payment of no more than $19,000,000, which the Company has on hand.

         Because we lack capital, an investment in our Company involves a very high degree of risk.

         Until such time as Jackson Rivers has established operations with revenues, Mr. Dennis N. Lauzon, our President, has agreed to provide an office, office equipment and management without cost to the Company. We do not have an employment contract with Mr. Lauzon; however, he has indicated a desire to remain with the Company for the long term. The officers and directors of the Company have terms which expire on December 31, 2003.

Third Quarter Costs and Changes in Financial Conditions

         As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

Results of Operations

         During the quarter ended September 30, 2003, the Company incurred an operating loss of $202,836 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. The Company's interest cost remains high as it continues to be advanced operating funds by its principal stockholders. Interest expense was $12,857 in 2003 and $42 in 2002.

Liquidity and Capital Resources

         As discussed by the Company's accountants in the audited financial statements included in Item 7 of the Company's Annual Report on Form 10-KSB, the Company's revenue is currently insufficient to cover its costs and expenses. Dennis N. Lauzon, the Company's sole director and executive officer, continues to provide the Company the funds needed to continue its development and operations. To the extent the Company's revenue shortfall exceeds this stockholder's willingness and ability to continue providing the Company the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, the Company has not entered into any negotiations with any third parties to provide such capital.

         Management anticipates that the Company's current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. Management continues to evaluate opportunities for corporate development. Subject to its ability to obtain adequate financing at the applicable time, the Company may enter into definitive agreements on one or more of those opportunities.

Recent Developments

         There has been a change in control of the Company. The Company's new Board of Directors consists of Dennis N. Lauzon, its sole Director, Chief Executive Officer and Chief Financial Officer.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

         As of September 30, 2003, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As of the date of this report, the Company is not involved in any legal proceedings.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

    Exhibit No.                                     Identification of Exhibit

      3.1** Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2
                     October 4, 2001)
      3.2** Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001)
      31.1* Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
      31.2* Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
      32.1* Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002.
      32.2* Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002
----------
*     Filed herewith.
**   Incorporated herein as indicated.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE JACKSON RIVERS COMPANY.

Dated November 13, 2003.

                                         By  /s/  Dennis N. Lauzon             1
                                         --------------------------
                                         Dennis N. Lauzon,
                                         President and Chief Executive Officer