Form 10QSB/A
period 2003-09-30
JACKSON RIVERS CO
filed 2003-11-21
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, 24,132,750 shares of the issuer's common stock were outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     Item 1.   Financial Statements
     Item 2.   Management's Discussion and Analysis or Plan of Operation
     Item 3.   Controls and Procedures
PART II - OTHER INFORMATION
     Item  1.   Legal Proceedings
     Item  2.   Changes in Securities
     Item  3.   Defaults Upon Senior Securities
     Item  4.   Submission of Matters to a Vote of Security Holders
     Item  5.   Other Information
     Item  6.   Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

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

     As of the end of September 30, 2003, we have settled all claims with our former chairman and controlling stockholder, Mr. Don A. Paradiso. In our Form 10-QSB filed on November 14, 2003, we stated as follows:

          "We are in negotiations with Mr. Paradiso in order to settle any claims which he may have against the Company on account of his long-standing employment agreement with the Company. Preliminarily, we believe that all such claims will be settled for a payment of no more than $19,000,000, which the Company has on hand."

     The above referenced statement was a typographical error which was not discovered until November 20, 2003, inasmuch as all of such claims had been settled by September 30, 2003. Further, at no time have we ever had $19,000,000 on hand. As of September 30, 2003, we had $22,052 of cash on hand.

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

THIRD QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

RESULTS OF OPERATIONS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

RECENT DEVELOPMENTS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM 3.  CONTROLS AND PROCEDURES.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM 2.  CHANGES IN SECURITIES.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM 5.  OTHER INFORMATION.

Incorporated by reference from the Registrant's report on Form 10-QSB filed on November 14, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

  EXHIBIT NO.                                  IDENTIFICATION OF EXHIBIT
  -----------                                  -------------------------
     3.1**     Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with
               Form SB-2 October 4, 2001)
     3.2**     Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001)
     31.1*     Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
               pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     31.2*     Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company,
               pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1*     Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
               pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
     32.2*     Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company,
               pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002


----------
*    Filed herewith.
**   Incorporated  herein  as  indicated.

(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE JACKSON RIVERS COMPANY.

Dated November 21, 2003.

                                       By  /s/ Dennis N. Lauzon
                                         ---------------------------------------
                                         Dennis N. Lauzon,
                                         President and Chief Executive Officer