Form 10KSB
period 2003-12-31
JACKSON RIVERS CO
filed 2004-04-14
CIK 1159770

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                         COMMISSION FILE NO.  333-70932

                           THE JACKSON RIVERS COMPANY
               (Exact name of issuer as specified in its charter)

                           FLORIDA                                            65-1102865
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

          27 RADIO CIRCLE DRIVE, MOUNT KISCO, NEW YORK                           10549
            (Address of principal executive offices)                           (Zip Code)

                   Registrant's telephone number, including area code: (619)-615-4242

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                                                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: None. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2004: $0.055.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2004: 79,432,750.

     Documents  incorporated  by  reference:  None.

                                            TABLE OF CONTENTS

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item 2.   Description of Property.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 3.   Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
Item 4.   Submission of Matters to a Vote of Security Holders.. . . . . . . . . . . . . . . . . . . .  7
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . .  8
Item 6.   Management's Discussion and Analysis or Plan of Operation.. . . . . . . . . . . . . . . . .  9
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. . . . 12
Item 8A.  Controls and Procedures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a)
          of the Exchange Act.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . 16
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . 17


                                     PART I

ITEM 1.   BUSINESS.

     The Jackson Rivers Company was originally organized to provide short-term loans to consumers wishing to finance funeral arrangements for their deceased loved ones, while payment of benefits from insurance companies on the lives of the deceased are pending. Due to a change in control of our company discussed below and because of the difficulty in securing a line of credit or other sources of funding to establish a loan portfolio large enough to support our operations and return a profit, we abandoned our plans to pursue short-term financing of funeral arrangements.

     Through our wholly-owned subsidiary, Jackson Rivers Technologies, Inc., we have entered the business of providing customized information management systems. We expect to provide innovative solutions for integrating financial and customer information; managing manufacturing processes; reducing inventory; and standardizing human resource information. We have recently acquired exclusive distribution rights to a product called STEPS (Straight Through Enterprise Processing Systems). STEPS is a proprietary Java-based platform used to create customized information management applications and information management systems.

MARKETS AND MARKETING

     We plan to market our business management software development platform throughout the United States, Mexico and Canada by utilizing various business software developers, solutions providers and system integrators. Our clients, the solutions providers, are expected to develop customized business applications, using our platform for their clients in less time and with fewer programming, database management, and development resources. We hope to expand our client base and win market share by offering established experts in the various business functions such as supply-chain management and customer relations management to bundle their expertise with our development platform to deliver highly effective business management applications.

OUR ORGANIZATION

     We were incorporated in Florida in May 2001. Our executive office is located at 27 Radio Circle Drive, Mount Kisco, New York 10549. The number to call for information is (619) 615-4242. We are a development stage company and do not presently have any substantial assets or operating business. To date, our activities have been limited to organization, business planning and development, raising capital, and registration of our shares.

     We have two wholly-owned subsidiaries, Jackson Rivers Technologies, Inc., a Nevada corporation, and JRC Global Products, Inc., a Nevada corporation.

     In this Form 10-KSB Annual Report, references to "us" refer to The Jackson Rivers Company and our subsidiaries, unless the context indicates otherwise.

CHANGE IN CONTROL

     As of September 30, 2003, we have settled all claims with our former chairman and controlling stockholder, Mr. Don A. Paradiso, for approximately $19,000. Effective June 19, 2003 Don A. Paradiso resigned as our director, president, secretary and treasurer, and Dennis N. Lauzon was elected our director, president, secretary and treasurer. At that time, Mr. Lauzon acquired 1,000,000 shares of our common stock, or approximately 5.67 percent of our common stock, from Mr. Paradiso.

     On February 23, 2004, Mr. Lauzon contributed to us all of the issued and outstanding shares of Jackson Rivers Technologies, Inc., a Nevada corporation, in exchange for a commitment by us that we would issue 80,000,000 shares of our common stock to him once the shares became available. On February 23, 2004, our authorized shares of common stock consisted of 100,000,000 shares, but we only had 39,567,250 shares available to issue to Mr. Lauzon. We agreed that we would issue 80,000,000 shares to Mr. Lauzon at the time we increase our authorized shares of common stock to such a level so as to permit the issuance of the shares needed to satisfy the remaining obligation to Mr. Lauzon. By virtue of such contribution, Jackson Rivers Technologies became one of our wholly-owned subsidiaries.

     Likewise, on February 23, 2004, Mr. Lauzon contributed to us all of his shares in JRC Global Products, Inc. as a contribution to our capital.

SUBSEQUENT EVENT

     On February 24, 2004, Jackson Rivers Technologies, Inc. entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a New York limited liability company ("MTT") pursuant to which Jackson Rivers Technologies purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software. We intend to use the assets purchased from MTT to expand our customer base and product offerings. In consideration of the transfer of the assets by MTT to Jackson Rivers Technologies, we agreed to transfer to Joseph Khan, the sole owner of MTT, 20,000,000 shares of our common stock once they became available after we increase our authorized shares of common stock. Following the closing of the LLC interest purchase transaction, our president, Dennis Lauzon, was elected as the chairman of the board of Jackson Rivers Technologies, responsible for sales and marketing, and Mr. Khan was elected as a member of the board and its president and chief executive officer, responsible for product delivery and strategic alliances.

EMPLOYEES

     As of December 31, 2003 we employed three full-time employees. None of these employees are covered under a collective bargaining agreement.

RISK  FACTORS

RISKS RELATING TO OUR BUSINESS

FUTURE CAPITAL REQUIREMENTS; UNCERTAINTY OF FUTURE FUNDING.

     Our plan of operation calls for additional capital to facilitate growth and support our long-term development and marketing programs. It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities. We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners.

There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available we may be required to curtail one or more of our future programs.

SUBSTANTIAL DOUBT THAT WE CAN CONTINUE AS A GOING CONCERN.

     We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives. In order for us to continue our operations, we will require additional funds over the next 12 months. While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations. Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities. Our ability to obtain such additional financing and to achieve our operating goals is uncertain. In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

     Additionally, it should be noted that our independent auditors have included a going concern opinion and related discussion in the notes to our financial statements. The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern. Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

PROPRIETARY RIGHTS.

     We rely on contractual rights, trade secrets, trademarks, and copyrights to establish and protect our proprietary rights in our products and our components. We intend to closely monitor competing product introductions for any infringement of our proprietary rights. We believe that, as the demand for products such as those developed by us increase, infringement of intellectual property rights may also increase. If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights. In addition, we could incur substantial costs in defending our rights.

DEPENDENCE ON KEY EMPLOYEES.

     Our business is dependent upon our senior executive officers, principally, Dennis Lauzon, our president and chief executive officer, who is responsible for our operations, including marketing and business development. Although we do not have an employment agreement with Mr. Lauzon, he has indicated a desire to continue his employment with us for the long term. Our business may be adversely affected if Mr. Lauzon left our employ. In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members. Our success will depend to a large degree upon the active participation of our key officers and employees. Loss of services of any of the current officers and directors, especially Mr. Lauzon, could have a significant adverse effect on our operations and prospects. There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

NEED FOR ADDITIONAL SPECIALIZED PERSONNEL.

     Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in our expansion of our national operations will be necessary. There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

WE MAY FACE SIGNIFICANT COMPETITION.

     There are numerous corporations, firms and individuals that are engaged in the type of business activities in which we engage. Many of those entities are more experienced and enjoy substantially greater financial, technical and personnel resources than we possess. While we hope to be competitive with other similar companies, there can be no assurance that such will be the case.

DEPENDENCE ON ABILITY TO MARKET PRODUCTS AND SERVICES.

     Due to our limited resources, the sales and marketing of our products has been limited to date. Our success is dependent upon our ability to market and sell our products and services with such limited resources.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Because we are a newly operational company, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. We may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $0.09 to a low of $0.01 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations in our quarterly operating results;

-    Our ability to complete the research and development of our technologies;

-    The development of a market in general for our products and services;

-    Changes in market valuations of similar companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss of a major customer or failure to complete significant transactions;

-    Additions or departures of key personnel; and

-    Fluctuations in stock market price and volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

     Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.   DESCRIPTION OF PROPERTY.

     We lease office space at 27 Radio Circle Drive, Mount Kisco, New York, 10549 starting in February 2004. Our lease costs $900 per month and is scheduled to expire on December 31, 2004. We also lease office space at 402 West Broadway, Suite 400 San Diego, California 92101. The original six month lease was from August 2003 through January 2004. The lease is currently month to month, at the cost of $1,018 base rent per month and other monthly fixed office cost of $535.

ITEM 3.   LEGAL PROCEEDINGS.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "JRVR." Our stock was not actively traded until October 2002, and the following table sets forth, for the fiscal quarters indicated, the high and low sales prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

          CALENDAR YEAR 2002   HIGH    LOW
          First Quarter        N/A     N/A
          Second Quarter       N/A     N/A
          Third Quarter       $ 0.01  $0.01
          Fourth Quarter      $ 0.09  $0.01

          CALENDAR YEAR 2003   HIGH    LOW
          First Quarter       $ 0.06  $0.03
          Second Quarter      $ 0.06  $0.03
          Third Quarter       $ 0.10  $0.03
          Fourth Quarter      $ 0.09  $0.02

          CALENDAR YEAR 2004   HIGH    LOW
          First Quarter       $0.08_  $0.01

     We currently have 79,432,750 shares of our common stock outstanding. Our shares of common stock are held by approximately 531 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     None.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

SECTION 15(g) OF THE EXCHANGE ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Statements included in this Management's Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     As of the end of 2003, we have abandoned our plans to pursue short-term financing of funeral arrangements. We are now in the business of IT consulting and providing customized information management systems. We plan to provide innovative solutions for integrating financial and customer information; managing manufacturing processes; reducing inventory; and standardizing human resource information. We will use patented, proprietary software to offer business management solutions that are customized for various business environments.

     Because we lack capital, an investment in us involves a very high degree of risk.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

YEAR 2003 COSTS AND CHANGES IN FINANCIAL CONDITIONS

     As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

RESULTS OF OPERATIONS

     During the year ended December 31, 2003, we incurred an operating loss of $629,735 and no revenues. The loss featured, sales, marketing, general, administrative and interest expenses. Interest income was $6.00 in 2003, interest expense in 2002 was $42.00.

LIQUIDITY AND CAPITAL RESOURCES

     As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

     To date, we have not generated any revenues. As a result of the operating losses from our inception through December 31, 2003, we generated a cash flow deficit of $333,013 from operating activities. As of December 31, 2003, our current assets exceeded the current liabilities by $2,646. For the period from inception through December 31, 2003, we have accumulated losses of $817,278. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

     Dennis N. Lauzon, our sole director and executive officer, continues to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds Mr. Lauzon's willingness and ability to continue providing us the funds needed, we anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     We anticipate that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent auditor's report on our December 31, 2003 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB

STATEMENTS NO. 87, 88, and 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other define benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

RECENT DEVELOPMENTS

     Please see Item 1 of this Annual Report for the discussion of our proposed operations going forward since February 24, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 16, 2003, we terminated the client-auditor relationship with Michaelson & Co., P.A. Michaelson & Co., P.A.'s reports on the financial statements for the year ended December 31, 2002 and the period May 8, 2001 (date of inception) through December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2002 and the period May 8, 2001 (date of inception) through December 31, 2002, and the subsequent interim period through September 16, 2003 the Company has not had any disagreements with Michaelson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michaelson & Co., P.A., would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

     The decision to change accountants was recommended by our board of directors.

     Regulation S-K Item 304(a)(1)(v) is not applicable.

     On September 22, 2003 we engaged Russell Bedford Stefanou Mirchandani LLP, certified public accountants, as our independent accountants to report on our balance sheet as of December 31, 2003, and the related combined statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Russell Bedford Stefanou Mirchandani LLP was approved by our board of directors.

     During our two most recent fiscal years and any subsequent interim period prior to the engagement of Russell Bedford Stefanou Mirchandani LLP, neither we nor anyone on our behalf consulted with Russell Bedford Stefanou Mirchandani LLP regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We have requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant, and, if not, stating the respects in which they do not agree. We included the former accountant's letter as Exhibit 16 of our Form 8-K/A filed with the SEC on October 20, 2003.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our sole director and executive officer is:

NAME           AGE                    POSITION                    POSITION HELD SINCE
-------------  ---  --------------------------------------------  -------------------
Dennis Lauzon   48  Director, President, Secretary and Treasurer         2003

     Dennis Lauzon has a B.S. degree from Springfield College. Mr. Lauzon has served as president of Radel Marketing Corporation in Katonah, New York, since its formation, in 1981. He was also the founder and principal owner of Updated Profit Systems, a company providing computerized service system for the automotive industry. Mr. Lauzon also served as a consultant for companies developing various POS marketing and sales programs and coupon fraud protection systems, such as Nabisco, HP, and Seagram's.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2003, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

COMMITTEES OF THE BOARD OF DIRECTORS

     Compensation Committee. Our board of directors has created a compensation committee. However, no members of the committee have been appointed and the committee has not been formally organized. The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. We have adopted a charter for the compensation committee.

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. The audit committee will also review and evaluate our internal control functions. However, no members of the committee have been appointed and the committee has not been formally organized. We have adopted a charter for the audit committee.

CHANGE IN CONTROL

     On June 19, 2003, as a direct result of the transaction referred to in Item 1 hereof, Dennis Lauzon became a "control person" of The Jackson Rivers Company as that term is defined in the Securities Act. Additionally, with the consummation of the transactions referred to in Item 1 of this Annual Report, Mr. Lauzon was elected the sole director and officer of The Jackson Rivers Company.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto. We have posted a copy of the code of ethics on our website at www.jacksonrivers.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 27 Radio Circle Drive, Mount Kisco, New York 10549, telephone number (619) 615-4242.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     None of our officers or directors received any compensation for services from our date of inception (March 8, 2001) to December 31, 2003. Our sole director has agreed to act without compensation until operations have commenced.

Employment Agreements

     We do not have an employment agreement with our sole director and officer, Dennis Lauzon, or with any of our other employees. However, we do have a Consulting Services Agreement with Radel Marketing Corporation, a company which is owned and controlled by Mr. Lauzon. Pursuant to the agreement we paid Radel Marketing the sum of $87,000 in 2003.

     Under the agreement with Radel, which is dated August 1, 2003, Radel is to provide us various services which include:

-    Business Solutions;

-    Business Validation;

-    Contract Negotiations; and

-    Public Relations.

     We were obligated to pay Radel $8,000 weekly commencing on September 24, 2003. The payment terms of the agreement expired on December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                               SHARES BENEFICIALLY OWNED (2)
                                                              -------------------------------
NAME OF BENEFICIAL OWNER (1)                                      NUMBER          PERCENT
------------------------------------------------------------  --------------  ---------------
Dennis Lauzon (3) . . . . . . . . . . . . . . . . . . . . . .   81,000,000        45.14%
Joseph Khan (4) . . . . . . . . . . . . . . . . . . . . . . .   20,000,000        11.15%
All directors and executive officers as a group (one person).   81,000,000        45.14%
                                                                              ===============

___________________
*    Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o The Jackson Rivers Company, 27 Radio Circle Drive, Mount Kisco, New York 10549. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to our shares of common stock which he or she beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. As of the date of this Annual Report, there were issued and outstanding 79,432,750 shares of our common stock, before giving any consideration to the issuance of the additional 100,000,000 shares we are obligated to issue
(3) The shares reflected as being owned by Mr. Lauzon take into consideration the obligation we have to issue him an additional 80,000,000 shares of our common stock as a result of the exchange by him of his shares of Jackson Rivers Technologies, Inc. As of the date of this Annual Report, Mr. Lauzon owns 1,000,000 shares of our common stock, while we have outstanding 79,432,750 shares of our common stock. See Item 1 of this Annual Report.
(4) Mr. Khan is entitled to receive 20,000,000 shares of our common stock as soon as we can increase our authorized shares. See Item 1 of this Annual Report.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of The Jackson Rivers Company.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

     The foregoing description of the transactions is qualified in its entirety to the information contained in Item 1 of this Annual Report and the full text of the LLC Interest Purchase Agreement, previously filed by us as an exhibit to a Current Report on Form 8-K.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As of September 30, 2003, we have settled all claims with our former chairman and controlling stockholder, Mr. Don A. Paradiso, for approximately $19,000. Effective June 19, 2003 Don A. Paradiso resigned as our director, president, secretary and treasurer, and Dennis N. Lauzon was elected our director, president, secretary and treasurer. At that time, Mr. Lauzon acquired 1,000,000 shares of our common stock, or approximately 5.67 percent of our common stock, from Mr. Paradiso.

     On February 23, 2004, Mr. Lauzon contributed to us all of the issued and outstanding shares of Jackson Rivers Technologies, Inc., a Nevada corporation, in exchange for a commitment by us that we would issue 80,000,000 shares of our common stock to him once the shares became available. On February 23, 2004, our authorized shares of common stock consisted of 100,000,000 shares, but we only had 39,567,250 shares available to issue to Mr. Lauzon. We agreed that we would issue 80,000,000 shares to Mr. Lauzon at the time we increase our authorized shares of common stock to such a level so as to permit the issuance of the shares needed to satisfy the obligation to Mr. Lauzon. By virtue of such contribution, Jackson Rivers Technologies became one of our wholly-owned subsidiaries.

     Likewise, on February 23, 2004, Mr. Lauzon contributed to us all of his shares in JRC Global Products, Inc. as a contribution to our capital.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Financial Statement Schedules.

     None.

     (b)  Exhibits

EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  --------------------------------------------------------------------------------------------------------
  3.1 *      Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2
             October 4, 2001).
  3.2 *      Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001).
  10.1 **    Consulting Services Agreement dated August 1, 2003.
  10.2 **    Amended LLC Interest Purchase Agreement dated February 24, 2004 between Multitrade Technologies LLC, Joe
             Khan, Jackson Rivers Technologies, Inc., and The Jackson Rivers Company
  14 **      Code of Ethics.
  21 **      Subsidiaries.
  23.1       Consent of Independent Auditors
  23.2       Consent of Independent Auditors
  31.1 **    Certification of Dennis Lauzon, President and Chief Executive Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2 **    Certification of Dennis Lauzon, Chief Financial Officer and Treasurer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1 **    Certification of Dennis Lauzon, President and Chief Executive Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2 **    Certification of Dennis Lauzon, Chief Financial Officer and Treasurer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

___________
* Previously Filed
** Filed Herewith

     (c)  Reports on Form 8-K.

     Form 8-K filed on June 19, 2003 with respect to changes in control, the resignation of Don A. Paradiso as our director, president, secretary and treasurer and the election of Dennis Lauzon as our director, president, secretary and treasurer.

     Form 8-K filed on October 2, 2003 with respect to changes in our certifying accountant.

     Form 8-K/A filed on October 20, 2003 with respect to changes in our certifying accountant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.


     The following table sets forth fees billed to us by our auditors during the years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                           December 31, 2003   December 31, 2002
                           ------------------  ------------------
(i)    Audit Fees          $            9,000  $            9,700
(ii)   Audit Related Fees                   0                   0
(iii)  Tax Fees                           500                 500
(iv)   All Other Fees                       0               1,100
                           ------------------  ------------------
       Total fees          $            9,500  $           11,300
                           ==================  ==================

---------------------------

     AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Jackson Rivers Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

     AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Jackson Rivers Company's consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

     TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

     ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

     The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE JACKSON RIVERS COMPANY

Date: April 12, 2004

                                   By /s/ Dennis Lauzon
                                     -------------------------------------------
                                     Dennis Lauzon,
                                     President, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                      Date
     -----------------       --------------------------       --------------
     /s/ Dennis Lauzon       President, Chief Executive       April 12, 2004
   ---------------------
       Dennis Lauzon            Officer and Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001




                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                           THE JACKSON RIVERS COMPANY

                               INDEX TO FINANCIAL STATEMENTS

                                                                                  Page No.
                                                                                 ----------
Reports of Independent Certified Public Accountants                              F-3 - F-4
Consolidated Balance Sheet:
December 31, 2003                                                                   F-5

Consolidated Statements of Losses:
For the years ended December 31, 2003 and 2002, and the period from May 8, 2001
(date of inception) through December 31, 2003                                       F-6

Consolidated Statements of Stockholders' Equity:
For the period from May 8, 2001 (date of inception) through December 31, 2003       F-7

Consolidated Statements of Cash Flows:
For the years ended December 31, 2003 and 2002, and the period from May 8, 2001
(date of inception) through December 31, 2003                                       F-8

Notes to Consolidated Financial Statements                                       F-9 - F-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
The Jackson Rivers Company
Mt.  Kisco,  New  York

     We have audited the accompanying consolidated balance sheet of The Jackson Rivers Company and its wholly-owned subsidiaries (the "Company"), a development stage company, as of December 31, 2003 and the related consolidated statements of losses, stockholders' equity, and cash flows for the year then ended and for the period from May 8, 2001 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended and the period from May 8, 2001 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. We express no opinion on the cumulative period from inception through December 31, 2002.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note H to the accompanying consolidated financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note H. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/RUSSELL BEDFORD STEFANOU  MIRCHANDANI  LLP

                                   ---------------------------------------------
                                   RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
                                   Certified Public Accountants


McLean,  Virginia
March 6, 2004

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


Michaelson & Company, P.A.
Certified Public Accountants
1655 Palm Beach Lakes Blvd., Suite 710
West Palm Beach, Florida 33401 (561) 683-6800


February  15,  2003

                             THE JACKSON RIVERS COMPANY
                           (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED BALANCE SHEET
                              AS OF DECEMBER 31, 2003
ASSETS
Current assets:
  Cash and cash equivalents                                              $  14,820
  Prepaid expenses and deposits                                              3,455
                                                                         ----------
    Total current assets                                                    18,275

Property, plant and equipment, net of accumulated depreciation of $341       3,756

Total Assets                                                             $  22,031
                                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                               $  15,529
  Advances from related parties (Note D)                                       100
                                                                         ----------
    Total current liabilities                                               15,629

Commitments and contingencies (Note G)                                           -

Stockholders' equity (Note B):
Common stock, par value; $.001, authorized 100,000,000 shares;              39,433
39,432,750 shares issued and outstanding at December 31, 2003

Additional paid-in capital                                                 843,747
Stock subscription                                                         (59,500)
Deficit accumulated during development stage                              (817,278)
                                                                         ----------
Total stockholders' equity                                                   6,402

Total liabilities and stockholders' equity                               $  22,031
                                                                         ==========

             See accompanying notes to consolidated financial statements

                                            THE JACKSON RIVERS COMPANY
                                           (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF LOSSES

                                                  For the year ended December 31,      For the period from May 8,
                                                                                        2001 (date of inception)
                                                      2003               2002          through December 31, 2003
                                               ------------------  -----------------           -----------------
Operating expenses:
Selling, general, and administrative           $         642,257   $        172,595   $                   829,334
Depreciation                                                 341                424                           765
                                               ------------------  -----------------  ----------------------------
Total operating expenses                                 642,598            173,019                       830,099

Loss from operations                                    (642,598)          (173,019)                     (830,099)

Other income (Note D)                                     12,857                  -                        12,857
Interest income (expense)                                      6                (42)                          (36)
                                               ------------------  -----------------  ----------------------------

Net loss before provision for income taxes              (629,735)          (173,061)                     (817,278)

Provision for income taxes                                     -                  -                             -
                                               ------------------  -----------------  ----------------------------

Net loss                                       $        (629,735)  $       (173,061)  $                  (817,278)
                                               ==================  =================  ============================

Earnings (losses) per share, basic and fully   $           (0.03)  $          (0.01)
                                               ==================  =================
diluted (Note F)

Basic and diluted weighted average number of          21,111,928         13,042,438
shares outstanding

             See accompanying notes to consolidated financial statements

                                                    THE JACKSON RIVERS COMPANY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE PERIOD FROM MAY 8, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2003

                                                      Common      Stock     Additional       Stock        Accumulated
                                                                             Paid-In
                                                                           ------------
                                                       Stock      Amount     Capital      Subscription      Deficit       Total
                                                    -----------  --------  ------------  --------------  -------------  ----------
BALANCE AT MAY 8, 2001                                       -   $     -   $         -   $           -   $          -   $       -
Issuance of common stock in June 2001 in exchange   10,000,000    10,000         5,000               -              -      15,000
for cash at $.0015 per share, net of costs and
fees
Net loss                                                     -         -             -               -        (14,482)    (14,482)
                                                    -----------  --------  ------------  --------------  -------------  ----------
BALANCE AT DECEMBER 31, 2001                        10,000,000   $10,000   $     5,000   $           -   $    (14,482)  $     518
                                                    ===========  ========  ============  ==============  =============  ==========
Common stock subscription in February 2002 at                -         -             -          42,500              -      42,500
0.04 per share
Common stock subscription in March 2002 at $0.04             -         -             -          29,500              -      29,500
per share
Issuance of common stock for common stock            1,800,000     1,800        70,200         (72,000)             -           -
subscribed in February and March 2002 at $0.04
per share
Common stock subscription in April 2002                      -         -             -           8,750              -       8,750
Issuance of common stock for common stock              218,750       219         8,531          (8,750)             -           -
subscribed in April 2002 at $0.04 per share
Rescission of common stock in August 2002              (62,500)      (63)       (2,437)              -              -      (2,500)
Issuance of common stock in September 2002 in          250,000       250         9,750               -              -      10,000
exchange for cash at $.04 per share, net of costs
and fees
Issuance of common stock in exchange for services    2,500,000     2,500        47,500               -              -      50,000
in September 2002 at $0.02 per share
Issuance of common stock in exchange for services    2,926,500     2,927        55,603               -              -      58,530
in November 2002 at $0.02 per share
Net loss                                                     -         -             -               -       (173,061)   (173,061)
                                                    -----------  --------  ------------  --------------  -------------  ----------
BALANCE AT DECEMBER 31, 2002                        17,632,750   $17,633   $   194,147   $           -   $   (187,543)  $  24,237
                                                    ===========  ========  ============  ==============  =============  ==========
Issuance of common stock in exchange for services    3,000,000     3,000        87,000               -              -      90,000
in August 2003 at $0.03 per share
Issuance of common stock in exchange for options     1,200,000     1,200        31,099               -              -      32,299
exercised in August 2003 at approximately $0.03
per share
Issuance of common stock in exchange for services      800,000       800        47,200               -              -      48,000
in September 2003 at $0.06 per share
Issuance of common stock in exchange for options       600,000       600        30,000               -              -      30,600
exercised in September 2003 at approximately
0.05 per share
Issuance of common stock in exchange for options     1,500,000     1,500        87,751               -              -      89,251
exercised in October 2003 at approximately $0.06
per share
Issuance of common stock in exchange for options     1,500,000     1,500        49,500               -              -      51,000
exercised in October 2003 at approximately $0.03
per share
Issuance of common stock in exchange for services    3,000,000     3,000       117,000               -              -     120,000
in November 2003 at $0.04 per share
Issuance of common stock in exchange for options     1,500,000     1,500        36,750               -              -      38,250
exercised in November 2003 at approximately $0.03
per share
Issuance of common stock in exchange for services    1,200,000     1,200        34,800               -              -      36,000
in December 2003 at $0.03 per share
Issuance of common stock in exchange for options     1,000,000     1,000        24,500               -              -      25,500
exercised in December 2003 at approximately $0.03
per share
Issuance of common stock in exchange for options     6,500,000     6,500       104,000         (59,500)             -      51,000
exercised in December 2003 at approximately $0.01
per share
Net loss                                                     -         -             -               -       (629,735)   (629,735)
                                                    -----------  --------  ------------  --------------  -------------  ----------
BALANCE AT DECEMBER 31, 2003                        39,432,750   $39,433   $   843,747   $     (59,500)  $   (817,278)  $   6,402
                                                    ===========  ========  ============  ==============  =============  ==========


           See accompanying notes to consolidated financial statements

                                                 THE JACKSON RIVERS COMPANY
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the year ended December 31,    For the period
                                                                                                         from May 8, 2001
                                                                                                        (date of inception)
                                                                                                         through December
                                                                            2003            2002             31, 2003
                                                                       --------------  --------------  --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from operation                                                $    (629,735)  $    (173,061)  $          (817,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                     341             424                   765
Common stock issued in exchange for consulting services rendered             294,000         108,530               402,530
(Note B)
Common stock issued in exchange for employee services rendered                67,624               -                67,624
(Note B and C)
Loss from disposal of equipment                                                1,272               -                 1,272
(Increase) decrease in prepaid expenses                                        1,547          (5,000)               (3,455)
Increase (decrease) in accounts payable and accrued liabilities, net           4,082          11,287                15,529
                                                                       --------------  --------------  --------------------
Net cash (used in) operating activities                                     (260,869)        (57,820)             (333,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          (4,098)         (1,696)               (5,793)
                                                                       --------------  --------------  --------------------
Net cash (used in) investing activities                                       (4,098)         (1,696)               (5,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advances, net of repayments (Note D)                               100               -                   100
Proceeds from the sale of common stock, net of costs and fees                250,276          88,250               353,526
                                                                       --------------  --------------  --------------------
(Note B)
Net cash provided by financing activities                                    250,376          88,250               353,626

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (14,591)         28,734                14,820
Cash and cash equivalents at beginning of period                              29,411             677                     -
                                                                       --------------  --------------  --------------------
Cash and cash equivalents at end of period                             $      14,820   $      29,411   $            14,820
                                                                       ==============  ==============  ====================

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                               $           -   $          42                    42
Cash paid during the period for income taxes                                       -               -                     -
Common stock issued in exchange for consulting services rendered             294,000         108,530               402,530
(Note B)
Common stock issued in exchange for employee services rendered                67,624               -                67,624
(Note B and C)
Employee stock purchase plan (Note B and C):
Common stock issued under employee stock purchase plan                       377,400               -               377,400
Less: stock subscription receivable                                          (59,500)              -               (59,500)
Less: common stock retained by employees                                     (67,624)              -               (67,624)
                                                                       --------------  --------------  --------------------
Net proceeds from the sale of common stock                             $     250,276   $           -   $           250,276
                                                                       ==============  ==============  ====================


           See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business  and  Basis  of  Presentation
--------------------------------------

The Jackson Rivers Company (the "Company") was incorporated on May 8, 2001 under the laws of the State of Florida. The Company does not presently conduct business operations and is in the process of raising capital and financing for its future operations.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2003, the Company has accumulated losses of $817,278.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jackson Rivers Technologies, Inc. and JRC Global Products, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Revenue  Recognition
--------------------

The Company will follow a policy of recognizing revenue when the products are shipped or when services are provided to customers.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs for the years ended December 31, 2003, 2002, and for the period from May 8, 2001 (date of inception) to December 31, 2003.

Cash  Equivalents
-----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property  and  Equipment
------------------------

For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Depreciation expense included as a charge to income amounted to $341, $424 and $765 for the year ended December 31, 2003, 2002 and the period from May 8, 2001 (date of inception) to December 31, 2003, respectively.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Income  Taxes
-------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

Impairment  of  Long-Lived  Assets
----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the year ended December 31, 2003, 2002 and for the period from May 8, 2001 (date of inception) to December 31, 2003.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company will periodically review its trade receivables in determining its allowance for doubtful accounts.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2003.

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $817,278 from its inception through December 31, 2003. The Company's current assets exceeded its current liabilities by $2,646 as of December 31, 2003.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

Comprehensive Income
--------------------

Statement  of  Financial  Accounting  Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

a)   Segment Information
     -------------------

b) Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements.
Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FASB interpretation no. 46 will not have a material impact on the Company's results of operations or financial position.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  A  -  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In  April  2003,  the  FASB  issued  Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB
STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE  B  -  CAPITAL  STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2003, the Company has 39,432,750 shares of common stock issued and outstanding.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  B  -  CAPITAL  STOCK  (CONTINUED)

In June 2001, the Company issued an aggregate of 10,000,000 shares of common stock to founders in exchange for $15,000 of cash, net of costs and fees.

On February 8, 2002, the Company's registration statement became effective. The statement provided for the utilization of an escrow agent for the proceeds of an offering of common stock, pending the sale of the minimum number of shares (15,000,000). However, the bank which the Company believed had committed to serve as escrow agent eventually declined to serve due to the small size of the offering. The Company revised the subscription agreement, accepted subscriptions made payable to the Company (instead of the escrow agent), and deposited subscription funds received into the Company's operating account. The Company then issued shares of stock to subscribers prior to receiving subscriptions for the stated minimum of 15,000,000 shares. Management corrected the subscription acceptance errors by closing the offering and extending a rescission offer to all investors. A total of three investors accepted the rescission offer; the investors' shares certificates were returned to the Company and cancelled, and a total of $2,500 was refunded to the investors (representing a total of 62,500 shares of common stock). As of December 31, 2002, the rescission offer had expired according to its express terms and no further requests will be honored.

During the year ended December 31, 2002, the Company received a total of $80,750 in deposits on thirty-seven subscription agreements for the purchase of an aggregate of 2,018,750 shares of common stock at $0.04 per share. As of December 31, 2002, the Company had received payment in full and had issued the shares related to these subscriptions.

In September 2002, the Company issued an aggregate of 250,000 shares of common stock to sophisticated investors for $10,000 of cash, net of costs and fees.

In September 2002, the Company issued an aggregate of 2,500,000 shares of common stock to consultants in exchange for $50,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

In November 2002, the Company issued an aggregate of 2,926,500 shares of common stock to consultants in exchange for $58,530 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

In June 2003, the former majority shareholder sold his 10,000,000 shares of common stock to twelve investors in a private sale. As a result of this change in ownership, a change in control was deemed to have occurred. The new majority shareholder, an individual, was elected president of the Company and the former majority shareholder resigned from the Company's board of directors.

In August 2003, the Company issued an aggregate of 3,000,000 shares of common stock to consultants in exchange for $90,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  B  -  CAPITAL  STOCK  (CONTINUED)

In September 2003, the Company issued an aggregate of 800,000 shares of common stock to consultants in exchange for $48,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

In November 2003, the Company issued an aggregate of 3,000,000 shares of common stock to consultants in exchange for $120,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

In December 2003, the Company issued an aggregate of 1,200,000 shares of common stock to consultants in exchange for $36,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

From August to December 2003, the Company issued an aggregate of 13,800,000 shares of common stock to officers and employees for stock options exercised at a price ranging from $0.02 to $0.06 per share for a total of $377,400, which approximated 85% of the fair value of the shares issued on the date of the options were exercise (see Note C). The Company received $250,276 of proceeds, net of costs and fees. Stock subscription of $59,500 is due to the Company and compensation costs of $67,624 were charged to income during the year ended December 31, 2003.

NOTE  C  -  EMPLOYEE  STOCK  INCENTIVE  PLAN

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

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. An aggregate of 13,800,000 options were granted and all options were exercised on the grant date during the year ended December 31, 2003. There are no stock options outstanding as of December 31, 2003.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

In January 2002, the former majority shareholder of the Company loaned the Company $4,000, all of which had been repaid as of December 31, 2002. The loan was short-term in nature, for working capital purposes and bore interest of 9% annually.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  D  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

In June 2003, the former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As part of the sale agreement, the former majority shareholder agreed to forgive the service and facility costs accrued from inception, and to accept consulting fees of $16,892 for services provided through the date of the sale. As a result of the forgiveness of service and facility costs, the Company recorded $12,857 in other income during the year ended December 31, 2003.

An entity controlled by the Company's officer has advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2003 is $100. No formal repayment terms or arrangements exist.

NOTE  E  -  INCOME  TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $817,000, which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $277,000. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  December 31, 2003 are as follows:

     Non-Current:
     Net operating loss carryforward            $ 277,000
     Valuation allowance                         (277,000)
                                                ----------
     Net deferred tax asset                     $       -
                                                ==========

NOTE F - EARNINGS (LOSSES) PER COMMON SHARE

The following table presents the computation of basic and diluted earning (loss) per share:

                                                         2003          2002
                                                     ------------  ------------
Net income (loss) available for common shareholders  $  (629,735)  $  (173,061)
                                                     ============  ============
Basic and fully diluted loss per share               $     (0.03)  $     (0.01)
                                                     ============  ============
Weighted average common shares outstanding            21,111,928    13,042,438
                                                     ============  ============

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Agreement
----------------

In August 2003, the Company entered into a six-months agreement leasing office spaces in San Diego, California. Monthly rentals under the lease is $1,018 of base rent and $535 of other fixed fees per month. Total rental expenses charged to income were $5,780, $1,186 and $6,966 for the year ended December 31, 2003 and 2002, and for the period from May 8, 2001 (date of inception) to December
31,  2003,  respectively.

Litigation
----------

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE  H  -  GOING  CONCERN  MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the period May 8, 2001 through December 31, 2003, the Company has incurred a loss of $817,278. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

NOTE  I  -  SUBSEQUENT  EVENTS

In  February  2004,  the  Company's  wholly  owned  subsidiary,  Jackson  Rivers
Technologies, Inc., ("JRT") entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a New York limited liability company ("MTT") pursuant to which JRT purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software (the "Acquisition").

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE  I  -  SUBSEQUENT  EVENTS  (CONTINUED)

The Company intends to use the assets purchased in the Acquisition to expand the Company's customer base and product offerings. MTT has no significant assets and the total consideration paid by JRT in connection with the Acquisition consisted of 20,000,000 shares of common stock of JRC.