Form 10QSB
period 2004-03-31
JACKSON RIVERS CO
filed 2004-05-24
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 333-70932


                           THE JACKSON RIVERS COMPANY
                 (Name of small business issuer in its charter)

                 FLORIDA                                  65-1102865
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, the issuer had 79,432,750 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3
     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets:
          March 31, 2004 and December 31, 2003

          Condensed Consolidated Statements of Losses:
          Three Months ended March 31, 2004 and 2003
          For the Period May 8, 2001 (Date of Inception) through
          March 31, 2004

          Condensed Consolidated Statement of Deficiency in Stockholders' Equity For the period May 8, 2001 (Date of Inception) through March 31, 2004

          Condensed Consolidated Statements of Cash Flows:
          Three Months ended March 31, 2004 and 2003
          For the Period May 8, 2001 (Date of Inception) through
          March 31, 2004

          Notes to Unaudited Condensed Consolidated Financial Information:
          March 31, 2004
     Item 2. Management's Discussion and Analysis or Plan of Operation . . .  10
     Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  12
     Item 2. Changes in Securities . . . . . . . . . . . . . . . . . . . . .  12
     Item 3. Defaults Upon Senior Securities . . . . . . . . . . . . . . . .  12
     Item 4. Submission of Matters to a Vote of Security Holders . . . . . .  12
     Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . .  12
     Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  12
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 14 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . 15 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 16 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . 17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                          THE JACKSON RIVERS COMPANY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     MARCH 31, 2004 AND DECEMBER 31, 2003


                                                                           (Unaudited)          (Audited)
ASSETS                                                                    March 31, 2004    December 31, 2003
                                                                         ----------------  -------------------
Current assets:
  Cash and cash equivalents                                              $       100,275   $           14,820
  Prepaid expenses and other                                                       6,733                3,455
                                                                         ----------------  -------------------
    Total current assets                                                         107,008               18,275

Property, plant and equipment, net of accumulated depreciation of $748
and $341 at March 31, 2004 and December 31, 2003, respectively                     9,742                3,756
                                                                         ----------------  -------------------

Total Assets                                                             $       116,750   $           22,031
                                                                         ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                               $        20,803   $           15,529
  Advances from related parties                                                      100                  100
                                                                         ----------------  -------------------
    Total current liabilities                                                     20,903               15,629

Commitments and contingencies                                                          -                    -

Stockholders' equity:
Common stock, par value; $.001, authorized 100,000,000 shares;
79,432,750 and 39,432,750 shares issued and outstanding at March 31,
2004 and December 31, 2003, respectively (Note B)                                 79,433               39,433
Additional paid-in capital                                                     1,573,747              843,747
Stock subscription payable (Note D)                                            1,000,000                    -
Stock subscription receivable (Note B)                                                 -              (59,500)
Deficit accumulated during development stage                                  (2,557,333)            (817,278)
                                                                         ----------------  -------------------
Total stockholders' equity                                                        95,847                6,402

Total liabilities and stockholders' equity                               $       116,750   $           22,031
                                                                         ================  ===================



See accompanying notes to the unaudited condensed consolidated financial information

                                        THE JACKSON RIVERS COMPANY
                                      (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                               (UNAUDITED)


                                                       For the three months ended March 31,
                                                                                               For the period from
                                                                                              May 8, 2001 (date of
                                                                                               inception) through
                                                             2004               2003             March 31, 2004
                                                       -----------------  -----------------  ----------------------

Operating expenses:
Selling, general, and administrative                   $        739,654   $         10,516   $           1,568,988
Acquisition costs (Note D)                                    1,000,000                  -               1,000,000
Depreciation                                                        407                141                   1,172
                                                       -----------------  -----------------  ----------------------
Total operating expenses                                      1,740,061             10,657               2,570,160

Loss from operations                                         (1,740,061)           (10,657)             (2,570,160)

Other income:
Other income (expense)                                                -                  -                  12,857
Interest income (expense)                                             6                  -                     (30)
                                                       -----------------  -----------------  ----------------------
Total other income                                                    6                  -                  12,827

Net loss before provision for income taxes                   (1,740,055)           (10,657)             (2,557,333)

Provision for income taxes                                            -                  -                       -
                                                       -----------------  -----------------  ----------------------

Net loss                                               $     (1,740,055)  $        (10,657)  $          (2,557,333)
                                                       =================  =================  ======================

Earnings (losses) per share, basic and fully diluted   $          (0.03)  $          (0.00)
                                                       =================  =================

Basic and diluted weighted average number of shares
outstanding                                             57,339,343    17,632,750


See accompanying notes to the unaudited condensed consolidated financial information

                                               THE JACKSON RIVERS COMPANY
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM MAY 8, 2001 (DATE OF INCEPTION) TO MARCH 31, 2004


                                                                  Common      Stock       Additional         Stock
                                                                   Stock      Amount    Paid-In Capital   Subscription
                                                                -----------  --------  ----------------  --------------
BALANCE AT MAY 8, 2001                                                   -   $     -   $             -   $           -
Issuance of common stock in June 2001 in exchange for cash
at $.0015 per share, net of costs and fees                      10,000,000    10,000             5,000               -
Net loss                                                                 -         -                 -               -
                                                                -----------  --------  ----------------  --------------
BALANCE AT DECEMBER 31, 2001                                    10,000,000   $10,000   $         5,000   $           -
                                                                -----------  --------  ----------------  --------------
Common stock subscription in February 2002 at $0.04 per share            -         -                 -          42,500
Common stock subscription in March 2002 at $0.04 per share               -         -                 -          29,500
Issuance of common stock for common stock subscribed in
February and March 2002 at $0.04 per share                       1,800,000     1,800            70,200         (72,000)
Common stock subscription in April 2002                                  -         -                 -           8,750
Issuance of common stock for common stock subscribed in
April 2002 at $0.04 per share                                      218,750       219             8,531          (8,750)
Rescission of common stock in August 2002                          (62,500)      (63)           (2,437)              -
Issuance of common stock in September 2002 in exchange
for cash at $.04 per share, net of costs and fees                  250,000       250             9,750               -
Issuance of common stock in exchange for services in September
2002 at $0.02 per share                                          2,500,000     2,500            47,500               -
Issuance of common stock in exchange for services in November
2002 at $0.02 per share                                          2,926,500     2,927            55,603               -
Net loss                                                                 -         -                 -               -
                                                                -----------  --------  ----------------  --------------
BALANCE AT DECEMBER 31, 2002                                    17,632,750   $17,633   $       194,147   $           -
                                                                ===========  ========  ================  ==============

Issuance of common stock in exchange for services in August
2003 at $0.03 per share                                          3,000,000     3,000            87,000               -
Issuance of common stock in exchange for options exercised
in August 2003 at approximately $0.03 per share                  1,200,000     1,200            31,099               -
Issuance of common stock in exchange for services in
September 2003 at $0.06 per share                                  800,000       800            47,200               -
Issuance of common stock in exchange for options exercised
in September 2003 at approximately $0.05 per share                 600,000       600            30,000               -
Issuance of common stock in exchange for options exercised
in October 2003 at approximately $0.06 per share                 1,500,000     1,500            87,751               -
Issuance of common stock in exchange for options exercised
in October 2003 at approximately $0.03 per share                 1,500,000     1,500            49,500               -
Issuance of common stock in exchange for services in
November 2003 at $0.04 per share                                 3,000,000     3,000           117,000               -
Issuance of common stock in exchange for options exercised
in November 2003 at approximately $0.03  per share               1,500,000     1,500            36,750               -
Issuance of common stock in exchange for services in
December 2003 at $0.03 per share                                 1,200,000     1,200            34,800               -
Issuance of common stock in exchange for options exercised
in December 2003 at approximately $0.03 per share                1,000,000     1,000            24,500               -
Issuance of common stock in exchange for options exercised
in December 2003 at approximately $0.01 per share                6,500,000     6,500           104,000         (59,500)
Net loss                                                                 -         -                 -               -
                                                                -----------  --------  ----------------  --------------
BALANCE AT DECEMBER 31, 2003                                    39,432,750   $39,433   $       843,747   $     (59,500)
                                                                ===========  ========  ================  ==============


                                                                 Accumulated
                                                                   Deficit       Total
                                                                -------------  ----------
BALANCE AT MAY 8, 2001                                          $          -   $       -
Issuance of common stock in June 2001 in exchange for cash
at $.0015 per share, net of costs and fees                                 -      15,000
Net loss                                                             (14,482)    (14,482)
                                                                -------------  ----------
BALANCE AT DECEMBER 31, 2001                                    $    (14,482)  $     518
                                                                -------------  ----------
Common stock subscription in February 2002 at $0.04 per share              -      42,500
Common stock subscription in March 2002 at $0.04 per share                 -      29,500
Issuance of common stock for common stock subscribed in
February and March 2002 at $0.04 per share                                 -           -
Common stock subscription in April 2002                                    -       8,750
Issuance of common stock for common stock subscribed in
April 2002 at $0.04 per share                                              -           -
Rescission of common stock in August 2002                                  -      (2,500)
Issuance of common stock in September 2002 in exchange
for cash at $.04 per share, net of costs and fees                          -      10,000
Issuance of common stock in exchange for services in September
2002 at $0.02 per share                                                    -      50,000
Issuance of common stock in exchange for services in November
2002 at $0.02 per share                                                    -      58,530
Net loss                                                            (173,061)   (173,061)
                                                                -------------  ----------
BALANCE AT DECEMBER 31, 2002                                    $   (187,543)  $  24,237
                                                                =============  ==========

Issuance of common stock in exchange for services in August
2003 at $0.03 per share                                                    -      90,000
Issuance of common stock in exchange for options exercised
in August 2003 at approximately $0.03 per share                            -      32,299
Issuance of common stock in exchange for services in
September 2003 at $0.06 per share                                          -      48,000
Issuance of common stock in exchange for options exercised
in September 2003 at approximately $0.05 per share                         -      30,600
Issuance of common stock in exchange for options exercised
in October 2003 at approximately $0.06 per share                           -      89,251
Issuance of common stock in exchange for options exercised
in October 2003 at approximately $0.03 per share                           -      51,000
Issuance of common stock in exchange for services in
November 2003 at $0.04 per share                                           -     120,000
Issuance of common stock in exchange for options exercised
in November 2003 at approximately $0.03  per share                         -      38,250
Issuance of common stock in exchange for services in
December 2003 at $0.03 per share                                           -      36,000
Issuance of common stock in exchange for options exercised
in December 2003 at approximately $0.03 per share                          -      25,500
Issuance of common stock in exchange for options exercised
in December 2003 at approximately $0.01 per share                          -      51,000
Net loss                                                            (629,735)   (629,735)
                                                                -------------  ----------
BALANCE AT DECEMBER 31, 2003                                    $   (817,278)  $   6,402
                                                                =============  ==========

                  See accompanying notes to the unaudited condensed consolidated financial information

                                               THE JACKSON RIVERS COMPANY
                                             (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                         FOR THE PERIOD FROM MAY 8, 2001 (DATE OF INCEPTION) TO MARCH 31, 2004


                                                                     Common     Stock     Additional         Stock
                                                                     Stock     Amount   Paid-In Capital   Subscription
                                                                   ----------  -------  ---------------  --------------
BALANCE FORWARD                                                    39,432,750  $39,433  $       843,747  $     (59,500)
                                                                   ==========  =======  ===============  ==============
Issuance of common stock in exchange for options exercised
in January 2004 at approximately $0.02 per share                    6,000,000    6,000          114,000              -
Issuance of common stock in exchange for services
in January 2004 at $0.02 per share                                  3,000,000    3,000           57,000
Issuance of common stock in exchange for options
exercised in February 2004 at approximately $0.02 per share        15,000,000   15,000          225,000              -
Issuance of common stock in exchange for services in March
2004 at $0.05 per share                                             4,000,000    4,000          196,000              -
Issuance of common stock in exchange for options exercised
in March 2004 at approximately $0.01 per share                     12,000,000   12,000          138,000              -
Employee compensation and proceeds received for common
stock subscribed in December 2003                                           -        -                -         59,500
Common stock to be issued in connection with acquisition (Note D)           -        -                -      1,000,000
Net loss                                                                    -        -                -              -
                                                                   ----------  -------  ---------------  --------------
BALANCE AT MARCH 31, 2004                                          79,432,750  $79,433  $     1,573,747  $   1,000,000
                                                                   ==========  =======  ===============  ==============


                                                                    Accumulated
                                                                      Deficit        Total
                                                                   -------------  ------------
BALANCE FORWARD                                                    $   (817,278)  $     6,402
                                                                   =============  ============
Issuance of common stock in exchange for options exercised
in January 2004 at approximately $0.02 per share                              -       120,000
Issuance of common stock in exchange for services
in January 2004 at $0.02 per share                                                     60,000
Issuance of common stock in exchange for options
exercised in February 2004 at approximately $0.02 per share                   -       240,000
Issuance of common stock in exchange for services in March
2004 at $0.05 per share                                                       -       200,000
Issuance of common stock in exchange for options exercised
in March 2004 at approximately $0.01 per share                                -       150,000
Employee compensation and proceeds received for common
stock subscribed in December 2003                                             -        59,500
Common stock to be issued in connection with acquisition (Note D)             -     1,000,000
Net loss                                                             (1,740,055)   (1,740,055)
                                                                   -------------  ------------
BALANCE AT MARCH 31, 2004                                          $ (2,557,333)  $    95,847
                                                                   =============  ============


See accompanying notes to the unaudited condensed consolidated financial information

                                              THE JACKSON RIVERS COMPANY
                                             (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                     For the three months ended    For the period from
                                                                              March 31,           May 8, 2001 (date of
                                                                                                   inception) through
                                                                         2004           2003         March 31, 2004
                                                                    --------------  ------------  --------------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from operation                                             $  (1,740,055)  $   (10,657)  $        (2,557,333)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                                                  407           141                 1,172
Common stock issued in exchange for consulting
services rendered (Note B)                                                260,000             -               662,530
Common stock issued in exchange for employee
services rendered (Note B and C)                                           95,695             -               163,319
Employee compensation and transaction costs in
connection with common stock subscribed (Note B)                            6,372             -                 6,372
Common stock to be issued in exchange for acquisition
costs (Note D)                                                          1,000,000             -             1,000,000
Loss from disposal of equipment                                                 -             -                 1,272
(Increase) decrease in prepaid expenses and other                          (3,278)        1,875                (6,733)
Increase (decrease) in accounts payable and accrued liabilities             5,274         1,410                20,803
                                                                    --------------  ------------  --------------------
Net cash (used in) operating activities                                  (375,585)       (7,231)             (708,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                       (6,392)            -               (12,185)
                                                                    --------------  ------------  --------------------
Net cash (used in) investing activities                                    (6,392)            -               (12,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances                                            -             -                   100
Proceeds from the sale of common stock, net of
costs and fees (Note B)                                                   467,432             -               820,958
                                                                    --------------  ------------  --------------------
Net cash provided by financing activities                                 467,432             -               821,058

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       85,455        (7,231)              100,275
Cash and cash equivalents at beginning of period                           14,820        29,411                     -
                                                                    --------------  ------------  --------------------
Cash and cash equivalents at end of period                          $     100,275   $    22,180   $           100,275
                                                                    ==============  ============  ====================

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                            $           -   $         -                     -
Cash paid during the period for income taxes                                    -             -                     -
Common stock issued in exchange for consulting
services rendered (Note B)                                                260,000             -               662,530
Common stock issued in exchange for employee
services rendered (Note B and C)                                           95,695             -               163,319
Common stock to be issued in exchange for acquisition
costs (Note D)                                                          1,000,000             -             1,000,000
Employee stock purchase plan:
Common stock issued under employee stock purchase plan                    510,000             -               887,400
Less: stock subscription receivable                                             -             -               (59,500)
Add: proceeds received in connection with common stock subscribed          53,127             -                53,127
Less: common stock retained by employees                                  (95,695)            -              (163,319)
                                                                    --------------  ------------  --------------------
Net proceeds from the sale of common stock                          $     467,432   $         -   $           717,708
                                                                    ==============  ============  ====================


                    See accompanying notes to the unaudited condensed consolidated financial information

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The Jackson Rivers Company (the "Company") was incorporated on May 8, 2001 under the laws of the State of Florida. The Company does not presently conduct business operations and is in the process of raising capital and financing for its future operations.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2004, the Company has accumulated losses of $2,557,333.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jackson Rivers Technologies, Inc. and JRC Global Products, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2004.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE B - CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2004 and December 31, 2003, the Company has 79,432,750 and 39,432,750 shares of common stock issued and outstanding.

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

In June 2003, the former majority shareholder sold his 10,000,000 shares of common stock to twelve investors in a private sale. As a result of this change in ownership, a change in control was deemed to have occurred. The new shareholder, an individual, was elected president of the Company and the former majority shareholder resigned from the Company's board of directors.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

From August to December 2003, the Company issued an aggregate of 13,800,000 shares of common stock to officers and employees for stock options exercised at a price ranging from $0.02 to $0.06 per share for a total of $377,400 (Note C). The Company received $250,276 of proceeds, net of costs and fees. Stock subscription of $59,500 is due to the Company and compensation expenses of $67,624 were charged to income during the year ended December 31, 2003.

In January 2004, the Company issued an aggregate of 3,000,000 shares of common stock to consultants in exchange for $60,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

In March 2004, the Company issued an aggregate of 4,000,000 shares of common stock to consultants in exchange for $200,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

During the three-month period ended March 31, 2004, the Company issued an aggregate of 33,000,000 shares of common stock to officers and employees for stock options exercised at a price ranging from $0.01 to $0.02 per share for a total of $510,000 (Note C). The Company received $414,305 of proceeds, net of costs and fees, and compensation expense of $95,695 were charged to income during the period ended March 31, 2004. The Company also received $53,127 of proceeds for the $59,500 of common stock subscribed in December 2003, the remaining balance of $6,373 was charged to operations as compensation and transaction costs during the period ended March 31, 2004.

In February 2004, the Company entered into an LLC Interest Purchase Agreement ("Agreement") with Multitrade Technologies, LLC (Note D). Pursuant to the Agreement, the Company purchased all of the assets of Multitrade Technologies, LLC in exchange for 20,000,000 shares of the Company's restricted common stock valued at $1,000,000. The fair value of the assets acquired approximated $ 0, and as a result the Company accounted for the $1,000,000 as an acquisition cost and a charge to operations. As of March 31, 2004, the shares have not been issued and the Company has accounted the common stock to be issued as stock subscription payable.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE C - EMPLOYEE STOCK INCENTIVE PLAN

In August 2003, the Company established the 2003 Employee Stock Incentive Plan (the "Plan"). The purpose of the Plan is to provide officers and employees, who make significant contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain quality employees. The maximum number of shares of common stock that may be awarded or issued under the Plan is 17,000,000. The Plan will be administered by a Compensation Committee (the "Committee") appointed by the board of directors of the Company. In January 2004, Company established the 2004 Employee Stock Incentive Plan and the maximum number of shares of common stock that may be awarded or issued under the 2004 Plan is 50,000,000.

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. During the period ended March 31, 2004, an aggregate of 33,000,000 options were granted and all options were exercised on the grant date. There are no stock options outstanding as of March 31, 2004.

NOTE D - ACQUISITION

In February 2004, the Company and its wholly owned subsidiary, Jackson Rivers Technologies, Inc., ("JRT") entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a New York limited liability company ("MTT") pursuant to which JRT purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software (the "Acquisition").

The Company intends to use the assets purchased in the Acquisition to expand the Company's customer base and product offerings. MTT has no significant assets and the total consideration to be paid by the Company in connection with the Acquisition consisted of 20,000,000 shares of the Company's restricted common stock valued at $1,000,000. As of March 31, 2004, the 20,000,000 shares have not been issued and the Company has accounted the shares to be issued as common stock subscription payable and acquisition costs of $1,000,000 were charged to operations during the period ended March 31, 2004.

The following summarizes the acquisition of MTT:

20,000,000 shares of  common  stock to be issued  $ 1,000,000
Acquisition costs                                  (1,000,000)
Assets acquired                                             -
Liabilities assumed                                         -
                                                  ------------
Cash paid                                         $         -
                                                  ============

In connection with the Agreement to acquire MTT, the Company is obligated to issue 80,000,000 shares of the Company's restricted common stock to the Company's President once such shares become available after the Company increases its authorized shares. As of March 31, 2004, the shares had not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our current dependency on Dennis N. Lauzon, our sole director and executive officer, to continue funding our operations and, to the extent he should ever become unwilling to do so, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     We were originally organized to provide short-term loans to consumers wishing to finance funeral arrangements for their deceased loved ones, while payment of benefits from insurance companies on the lives of the deceased were pending. Due to a change in control of our company and because of the difficulty in securing a line of credit or other sources of funding to establish a loan portfolio large enough to support our operations and return a profit, we abandoned our plans to pursue short-term financing of funeral arrangements.

     We have now entered the business of providing customized information management systems. We expect to provide innovative solutions for integrating financial and customer information, managing manufacturing processes, reducing inventory and standardizing human resource information. We have recently acquired exclusive distribution rights to a product called STEPS (Straight Through Enterprise Processing Systems). STEPS is a proprietary Java-based platform used to create customized information management applications and information management systems.

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

     Until such time as we have established operations with revenues, Dennis N. Lauzon, our president, has agreed to provide an office, office equipment and management without cost to us. We do not have an employment contract with Mr. Lauzon; however, he has indicated a desire to remain with us for the long term.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

     As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

RESULTS OF OPERATIONS

     During the quarter ended March 31, 2004, we incurred an operating loss of $1,740,055 and generated no revenues. The loss consists of sales, marketing, general, and administrative expenses, as well as the cost of acquiring certain business development and software licenses from Multitrade Technologies LLC, a New York limited liability company ("MTT"). In consideration of the transfer of the limited liability company interest in MTT to Jackson Rivers Technologies, a Nevada corporation and our wholly-owned subsidiary, we agreed to transfer to Joseph Khan, the sole owner of MTT, 20,000,000 shares of our restricted common stock once such shares became available after we increase our authorized shares of common stock. Simultaneously with the execution of the agreement with MTT, Dennis Lauzon, our president and director, contributed to us all of the issued and outstanding shares in JRC Global Products, Inc, a Nevada corporation, and Jackson Rivers Technologies, owned by him. In exchange for all of the shares in JRC Global Products and Jackson Rivers Technologies, we agree to transfer to Mr. Lauzon 80,000,000 shares of our common stock, once such shares become available after we increase the authorized shares of our common stock.

     Included in the limited liability company interest purchase was the obligation by MTT to pay the sum of $20,000.00 monthly to Kisnet Corporation, Inc. ("Kisnet") As the result of acquisition of the limited liability company interest in MTT by Jackson Rivers Technologies, Jackson Rivers Technologies will pay to Kisnet the sum of $20,000.00 monthly for software licensing and software sales support.


     As of March 31, 2004, the 20,000,000 shares have not been issued to Joseph Khan and we have accounted the shares to be issued as common stock subscription payable and acquisition costs of $1,000,000 were charged to operations during the period ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2004, our current assets exceeded current liabilities in the amount of $86,105. We generated a cash flow deficit from operations of $375,585 for the three months ended March 31, 2004. Cash flow deficits from operating activities for the three months ended March 31, 2004 is primarily attributable to the

     Company's net loss from operations of $1,740,055 adjusted primarily for common stock issued to consultants and employees for services of $362,067, and 20 million shares of restricted common stock, valued at $1,000,000, to be issued in connection with acquisition of MTT.

     Cash flow provided from financing activities was $467,432 for the three months ended March 31, 2004. This was mainly from proceeds received from officers and employees for stock options exercised during this period. All proceeds were used for working capital.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. Dennis Lauzon, our director and chief executive officer, continues to provide us the funds needed to continue our development and operations. To the extent our revenue shortfall exceeds this stockholder's willingness and ability to continue providing us the funds needed, management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

     By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

     We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

THE COMPANY'S INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN THE COMPANY'S DECEMBER 31, 2003 FORM 10-KSB, THAT THE COMPANY HAS INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT THE COMPANY IS DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

RECENT DEVELOPMENTS

     On February 24, 2004, Jackson Rivers Technologies, Inc., a Nevada corporation and our wholly-owned subsidiary ("Jackson Rivers Technologies") entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a New York limited liability company ("MTT") pursuant to which Jackson Rivers Technologies purchased the limited liability company interest in MTT. We intend to use the assets purchased from MTT to expand our customer base and product offerings. In consideration of the transfer of the assets by MTT to Jackson Rivers Technologies, we agreed to transfer to Joseph Khan, the sole owner of MTT, 20,000,000 shares of our common stock once they became available after we increase our authorized shares of common stock. Simultaneously with the execution of the agreement with MTT, Dennis Lauzon, our president and director, contributed to us all of the issued and outstanding shares in JRC Global Products, Inc, a Nevada corporation, and Jackson Rivers Technologies, owned by him. In exchange for all of the shares in JRC Global Products and Jackson Rivers Technologies, we agree to transfer to Mr. Lauzon 80,000,000 shares of our common stock, once such shares become available after we increase the authorized shares of our common stock.

     Included in the limited liability company interest purchase was the obligation by MTT to pay the sum of $20,000.00 monthly to Kisnet Corporation, Inc. ("Kisnet") As the result of acquisition of the limited liability company interest in MTT by Jackson Rivers Technologies, Jackson Rivers Technologies will pay to Kisnet the sum of $20,000.00 monthly for software licensing and software sales support.

     Following the closing of the LLC interest purchase transaction, our president, Dennis Lauzon, was elected as the chairman of the board of Jackson Rivers Technologies, responsible for sales and marketing, and Mr. Khan was elected as a member of the board and its president and chief executive officer, responsible for product delivery and strategic alliances.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As of the date of this report, we are not involved in any legal proceedings.

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

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

EXHIBIT NO.                             IDENTIFICATION OF EXHIBIT
-----------                             -------------------------

  3.1**      Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with
             Form SB-2 October 4, 2001)
  3.2**      Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001)
  10.1*      Distribution Agreement for STEPS between Kisnet and MTT.
  31.1*      Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
  31.2*      Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
             2002.
  32.1*      Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002.
  32.2*      Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
             2002

_______________
*     Filed herewith.
**   Incorporated  herein  as  indicated.

(b)  Reports on Form 8-K.

     On March 10, 2004, we filed a Current Report on Form 8-K, reporting the execution of the LLC Interest Purchase Agreement between Jackson Rivers Technologies, Inc., Joseph Khan and Multitrade Technologies, LLC.

     As the acquired assets did not meet the minimum significance tests under Regulation S-X, financial statements regarding the acquired assets were not required to be provided.

     On May 12, 2004, we filed a Current Report on Form 8-K, reporting the execution of the amended LLC Interest Purchase Agreement between us, Jackson Rivers Technologies, Inc., Joseph Khan and Multitrade Technologies, LLC.

     As the acquired assets did not meet the minimum significance tests under Regulation S X, financial statements regarding the acquired assets were not required to be provided.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE JACKSON RIVERS COMPANY

Dated May 20, 2004.

                                     By  /s/ Dennis N. Lauzon
                                       ---------------------------------
                                         Dennis N. Lauzon,
                                         President and Chief Executive Officer