Form 10QSB
period 2004-06-30
JACKSON RIVERS CO
filed 2004-08-13
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 333-70932

                           THE JACKSON RIVERS COMPANY
                 (Name of small business issuer in its charter)


               FLORIDA                                65-1102865
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

  27 RADIO CIRCLE, MOUNT KISCO, NEW YORK                10549
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the issuer had 99,982,750 shares of its common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format (check one):  Yes  [_] No  [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets:
               June 30, 2004 and December 31, 2003

               Condensed Consolidated Statements of Losses:
               Three and Six Months ended June 30, 2004 and 2003
               For the Period May 8, 2001 (Date of Inception) through June 30, 2004

               Condensed Consolidated Statement of (Deficiency in) Stockholders' Equity
               For the period May 8, 2001 (Date of Inception) through June 30, 2004

               Condensed Consolidated Statements of Cash Flows:
               Six Months ended June 30, 2004 and 2003
               For the Period May 8, 2001 (Date of Inception) through June 30, 2004

               Notes to Unaudited Condensed Consolidated Financial Information:
               June 30, 2004

Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . .  10
     Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . .  12
     Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . .  12
     Item  5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
     Item  6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .  12
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . . . . . . .  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . . . . . . .  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . . . . . . .  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . . . . . . .  17

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

                                           THE JACKSON RIVERS COMPANY
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (Unaudited)         (Audited)
ASSETS                                                                       June 30, 2004    December 31, 2003
                                                                            ---------------  -------------------
Current assets:
  Cash and cash equivalents                                                 $       44,995   $           14,820
  Prepaid expenses and other                                                         6,733                3,455
                                                                            ---------------  -------------------
    Total current assets                                                            51,728               18,275

Property, plant and equipment, net of accumulated depreciation of $1,272
and $341 at June 30, 2004 and December 31, 2003, respectively                        9,217                3,756
                                                                            ---------------  -------------------

Total Assets                                                                $       60,945   $           22,031
                                                                            ===============  ===================

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                  $      340,330   $           15,529
  Advances from related parties                                                        100                  100
                                                                            ---------------  -------------------
    Total current liabilities                                                      340,430               15,629

Commitments and contingencies                                                            -                    -

(Deficiency in) stockholders' equity (Note B):
Common stock, par value; $.001, authorized 100,000,000 shares; 99,982,750 and 39,432,750 shares issued and outstanding at June 30, 2004 and
December 31, 2003, respectively                                                     99,983               39,433
Additional paid-in capital                                                       2,165,847              843,747
Stock subscription receivable (Note B)                                                   -              (59,500)
Deficit accumulated during development stage                                    (2,545,315)            (817,278)
                                                                            ---------------  -------------------
Total (deficiency in) stockholders' equity                                        (279,485)               6,402

Total liabilities and (deficiency in) stockholders' equity                  $       60,945   $           22,031
                                                                            ===============  ===================


     See accompanying notes to the unaudited condensed consolidated financial information

                                                    THE JACKSON RIVERS COMPANY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                           (UNAUDITED)

                                  For the three months ended June 30,    For the six months ended June 30,
                                                                                                                  For the period
                                                                                                                   from May 8,
                                                                                                                  2001 (date of
                                                                                                                    inception)
                                                                                                                   through June
                                       2004                 2003               2004                2003              30, 2004
                                -------------------  ------------------  -----------------  -------------------
Operating expenses:
Selling, general, and
administrative                  $          737,455   $          22,056   $      1,477,109   $           32,572   $     2,306,443
Rescission of acquisition
(Note D)                                (1,000,000)                  -                  -                    -                 -
License fees (Note D)                      250,000                   -            250,000                    -           250,000
Depreciation                                   524                 141                931                  282             1,696
                                -------------------  ------------------  -----------------  -------------------  ----------------
Total operating expenses                   (12,021)             22,197          1,728,040               32,854         2,558,139

Income (loss) from operations               12,021             (22,197)        (1,728,040)             (32,854)       (2,558,139)

Other income (expense):
Other income                                     -              12,856                  -               12,856            12,856
Interest income (expense)                       (3)                  -                  3                    -               (32)
                                -------------------  ------------------  -----------------  -------------------  ----------------
Total other income (expense)                    (3)             12,856                  3               12,856            12,824

Net income (loss) before
provision for income taxes                  12,018              (9,341)        (1,728,037)             (19,998)       (2,545,315)

Provision for income taxes                       -                   -                  -                    -                 -
                                -------------------  ------------------  -----------------  -------------------  ----------------

Net income (loss)               $           12,018   $          (9,341)  $     (1,728,037)  $          (19,998)  $    (2,545,315)
                                ===================  ==================  =================  ===================  ================

Earnings (losses) per share,
Basic and fully diluted         $             0.00   $           (0.00)  $          (0.02)  $            (0.00)
                                ===================  ==================  =================  ===================

Basic and diluted weighted
average number of shares
outstanding                             95,040,992          17,632,750         76,190,168           17,632,750

     See accompanying notes to the unaudited condensed consolidated financial information

                                              THE JACKSON RIVERS COMPANY
                                             (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                         FOR THE PERIOD FROM MAY 8, 2001 (DATE OF INCEPTION) TO JUNE 30, 2004


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
                                                               =============  ==========

     See accompanying notes to the unaudited condensed consolidated financial information

                                                   THE JACKSON RIVERS COMPANY
                                                 (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY (CONTINUED)
                              FOR THE PERIOD FROM MAY 8, 2001 (DATE OF INCEPTION) TO JUNE 30, 2004


                                                              Common     Stock     Additional         Stock        Accumulated
                                                              Stock     Amount   Paid-In Capital   Subscription      Deficit
                                                            ----------  -------  ---------------  --------------  -------------
BALANCE FORWARD                                             39,432,750  $39,433  $       843,747  $     (59,500)  $   (817,278)
                                                            ==========  =======  ===============  ==============  =============
Issuance of common stock in exchange for options exercised
in January 2004 at approximately $0.02 per share             6,000,000    6,000          114,000              -              -
Issuance of common stock in exchange for services
in January 2004 at $0.02 per share                           3,000,000    3,000           57,000
Issuance of common stock in exchange for options exercised
in February 2004 at approximately $0.02 per share           15,000,000   15,000          225,000              -              -
Issuance of common stock in exchange for services
in March 2004 at $0.05 per share                             4,000,000    4,000          196,000              -              -
Issuance of common stock in exchange for options exercised
in March 2004 at approximately $0.01 per share              12,000,000   12,000          138,000              -              -
Employee compensation and proceeds received for
common stock subscribed in December 2003                             -        -                -         59,500              -
Issuance of common stock in exchange for options exercised
in April  2004 at approximately $0.03 per share             13,500,000   13,500          391,500              -              -
Issuance of common stock in exchange for services
in April 2004 at $0.03 per share                             6,500,000    6,500          188,500              -              -
Issuance of common stock in exchange for services
in May 2004 at approximately $0.02 per share                   550,000      550           12,100              -              -
Net loss                                                             -        -                -              -     (1,728,037)
                                                            ----------  -------  ---------------  --------------  -------------
BALANCE AT JUNE 30, 2004                                    99,982,750  $99,983  $     2,165,847  $           -   $ (2,545,315)
                                                            ==========  =======  ===============  ==============  =============



                                                               Total
                                                            ------------
BALANCE FORWARD                                             $     6,402
                                                            ============
Issuance of common stock in exchange for options exercised
in January 2004 at approximately $0.02 per share                120,000
Issuance of common stock in exchange for services
in January 2004 at $0.02 per share                               60,000
Issuance of common stock in exchange for options exercised
in February 2004 at approximately $0.02 per share               240,000
Issuance of common stock in exchange for services
in March 2004 at $0.05 per share                                200,000
Issuance of common stock in exchange for options exercised
in March 2004 at approximately $0.01 per share                  150,000
Employee compensation and proceeds received for
common stock subscribed in December 2003                         59,500
Issuance of common stock in exchange for options exercised
in April  2004 at approximately $0.03 per share                 405,000
Issuance of common stock in exchange for services
in April 2004 at $0.03 per share                                195,000
Issuance of common stock in exchange for services
in May 2004 at approximately $0.02 per share                     12,650
Net loss                                                     (1,728,037)
                                                            ------------
BALANCE AT JUNE 30, 2004                                    $  (279,485)
                                                            ============



                                                   THE JACKSON RIVERS COMPANY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)


                                                                     For the six months ended June 30,        For the period
                                                                                                             from May 8, 2001
                                                                                                           (date of inception)
                                                                                                             through June 30,
                                                                                                           --------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                     2004                2003                  2004
                                                                  ------------------  -------------------  --------------------
Net loss from operation                                           $      (1,728,037)  $          (19,998)  $        (2,545,315)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                                                    931                  282                 1,696
Common stock issued in exchange for consulting
services rendered (Note B)                                                  467,650                    -               870,180
Common stock issued in exchange for employee services
rendered and related transaction costs (Note B and C)                       261,928                    -               329,552
Employee compensation and transaction costs in connection
with common stock subscribed (Note B)                                         6,373                    -                 6,373
Loss from disposal of equipment                                                   -                    -                 1,272
(Increase) decrease in prepaid expenses and other                            (3,278)               3,750                (6,733)
Increase (decrease) in accounts payable and accrued liabilities             324,801                5,592               340,330
                                                                  ------------------  -------------------  --------------------
Net cash (used in) operating activities                                    (669,632)             (10,374)           (1,002,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (6,392)                   -               (12,185)
                                                                  ------------------  -------------------  --------------------
Net cash (used in) investing activities                                      (6,392)                   -               (12,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances                                              -                    -                   100
Proceeds from the sale of common stock, net of costs
and fees (Note B)                                                           706,199                    -             1,059,725
                                                                  ------------------  -------------------  --------------------
Net cash provided by financing activities                                   706,199                    -             1,059,825

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         30,175              (10,374)               44,995
Cash and cash equivalents at beginning of period                             14,820               29,411                     -
                                                                  ------------------  -------------------  --------------------
Cash and cash equivalents at end of period                        $          44,995   $           19,037   $            44,995
                                                                  ==================  ===================  ====================

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                          $               -   $                -                     -
Cash paid during the period for income taxes                                      -                    -                     -
Common stock issued in exchange for consulting services
rendered (Note B)                                                           467,650                    -               870,180
Common stock issued in exchange for employee services
rendered and related transaction costs (Note B and C)                       261,928                    -               329,552
Employee compensation and transaction costs in connection
with common  stock subscribed (Note B)                                        6,373                    -                 6,373
Employee stock purchase plan:
Common stock issued under employee stock purchase plan                      915,000                    -             1,292,400
Less: stock subscription receivable                                               -                    -               (59,500)
Add: proceeds received from common stock subscribed                          53,127                    -                53,127
Less: common stock retained by employees and related
 transaction costs                                                         (261,928)                   -              (329,552)
                                                                  ------------------  -------------------  --------------------
Net proceeds from the sale of common stock                        $         706,199   $                -   $           956,475
                                                                  ------------------  -------------------  --------------------

     See accompanying notes to the unaudited condensed consolidated financial information

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business  and  Basis  of  Presentation
--------------------------------------

The Jackson Rivers Company (the "Company") was incorporated on May 8, 2001 under the laws of the State of Florida. The Company does not presently conduct business operations and is in the process of raising capital and financing for its future operations.

The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2004, the Company has accumulated losses of $2,545,315.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jackson Rivers Technologies, Inc. and JRC Global Products, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation
------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2004.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2004 and December 31, 2003, the Company has 99,982,750 and 39,432,750 shares of common stock issued and outstanding.

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

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

From August to December 2003, the Company issued an aggregate of 13,800,000 shares of common stock to employees for stock options exercised at a price ranging from $0.02 to $0.06 per share for a total of $377,400. The Company received $250,276 of proceeds, net of costs and fees. Stock subscription of $59,500 is due to the Company and compensation expenses of $67,624 were charged to income during the year ended December 31, 2003.

In January 2004, the Company received $53,127 of proceeds for the $59,500 of common stock subscribed in December 2003, the remaining balance of $6,373 was charged to operations as compensation and transaction costs in January 2004.

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

In April 2004, the Company issued an aggregate of 6,500,000 shares of common stock to an officer and consultants in exchange for $195,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

In May 2004, the Company issued an aggregate of 550,000 shares of common stock to consultants in exchange for $12,650 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

                           THE JACKSON RIVERS COMPANY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

From January to June 2004, the Company issued an aggregate of 46,500,000 shares of common stock to employees for stock options exercised at a price ranging from $0.01 to $0.03 per share for a total of $915,000 (Note C). The Company received $653,072 of proceeds, net of costs and fees, and compensation expense of $261,928 were charged to operations during the period ended June 30, 2004.

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

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. During the period ended June 30, 2004, an aggregate of 46,500,000 options were granted and all options were exercised on the grant date. There are no stock options outstanding as of June 30, 2004.

NOTE D - ACQUISITION AND RESCISSION OF ACQUISITION AGREEMENT

In February 2004, the Company and its wholly owned subsidiary, Jackson Rivers Technologies, Inc., ("JRT") entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a Delaware limited liability company ("MTT") pursuant to which JRT purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software (the "Acquisition").

MTT has no significant assets and the total consideration to be paid by the Company in connection with the Acquisition consisted of 20,000,000 shares of the Company's restricted common stock valued at $1,000,000. During the three- month period ended March 31, 2004, the Company has accounted the shares to be issued as common stock subscription payable and acquisition costs of $1,000,000 were charged to operations.

In connection with the Agreement to acquire MTT, the Company was also obligated to issue 80,000,000 shares of the Company's restricted common stock to the Company's President once such shares become available after the Company increases its authorized shares.
In June 2004, the Company and JRT rescinded the Acquisition and entered into a Technology License Agreement ("Agreement") with MTT, whereby the Company has the exclusive, worldwide sublicense to commercialize certain software technologies from MTT. The Company and JRT also rescinded the previous arrangement in connection with the Acquisition of issuing 80,000,000 shares of its common stock to the Company's President.

Pursuant to the Agreement, the Company will make a one-time cash payment to MTT in the amount of $200,000 and a one-time cash payment of $50,000 to the Company's President. As of June 30, 2004, the Company charged the $250,000 of fees to operations. The fees are unpaid and are included in accrued liabilities as of June 30, 2004.
In connection with the Agreement, the Company is also obligated to pay to MTT $20,000 per month of royalty and sales support fees during the first year of the Agreement. Unpaid royalty and sales support fees at June 30, 2004 included in accrued liabilities were $35,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING INFORMATION

Forward Looking Statements
--------------------------

This report may contain "forward-looking statements," which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's results, operations, performance, financial condition, plans, growth and strategies, which include, without limitation, statements preceded or followed by or that include the words "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology. Any statements contained in this report or the information incorporated by reference that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27(A) of the Securities Act of 1933 and Section 21(F) of the Securities Exchange Act of 1934. For such statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, many of which are also beyond the

Company's control. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company does not undertake any obligation to update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except to the extent such updates and/or revisions are required by applicable law.

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

     We have now entered the business of providing customized information management systems. On June 23, 2004, we entered into a Technology License Agreement with Multitrade Technologies LLC, a Delaware limited liability company ("MTT"), effective February 24, 2004, whereby we now have the exclusive, worldwide sublicense to commercialize products using the STEPS(C) platform from MTT. STEPS(C) (Straight Through Enterprise Processing Systems) is a proprietary Java-based platform, built on patented technology, used to create customized business management applications and information management systems. The sublicensing of the software technologies from MTT will allow us to develop the licensed product and expand our customer base and operations.

     We expect to provide innovative solutions for integrating financial and customer information, managing manufacturing processes, reducing inventory and standardizing human resource information. We plan to market our business management software development platform throughout the United States, Mexico and Canada by utilizing various business software developers, solutions providers and system integrators. Our clients, the solutions providers, are expected to develop customized business applications, using the STEPS platform, for their clients in less time and with fewer programming, database management, and development resources. We hope to expand our client base and win market share by offering established experts in the various business functions such as supply-chain management and customer relations management to bundle their expertise with our development platform to deliver highly effective business management applications. Our technology subsidiary, Jackson Rivers Technologies
(JRT), plans to introduce its STEPS(TM) ERP software solution to United States and Canadian markets. We have identified a highly focused market niche for our initial STEPS roll-out, secured a strong intellectual property position, and retained an international marketing firm to define the STEPS solution and create industry awareness.

     Because we lack capital, an investment in us involves a very high degree of risk. To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. We believe we will begin earning revenues from operations in the last six months of our current fiscal year , as the Company transitions from a development stage company to that of an active growth and acquisition stage company.


THREE AND SIX MONTHS COSTS AND CHANGES IN FINANCIAL CONDITIONS

     As of the date of this report, our subsidiary, JRT, has engaged in business activities which we expect will provide cash flow in the third quarter of 2004. However, as of June 30, 2004,, no revenues have been recorded from JRT's operations.

RESULTS OF OPERATIONS

     During the three and six months ended June 30, 2004, we incurred an operating income of $12,018 and operating loss of $1,728,037, respectively, and generated no revenues. The loss consists of sales, marketing, general, and administrative expenses. During the three months ended June 30, 2004, we incurred selling, general, and administrative expenses of $737,455. However, in connection with the rescission of acquisition of MTT in June 2004, we reversed $1,000,000 of acquisition costs recorded in the first quarter 2004, and instead recognized $250,000 of license fees pursuant to our new agreement with MTT.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, our current liabilities exceeded current assets in the amount of $288,702. We generated a cash flow deficit from operations of $669,632 for the six months ended June 30, 2004. Cash flow deficits from operating activities for the six months ended June 30, 2004 is primarily attributable to our net loss from operations of $1,728,037 adjusted primarily for $729,578 of common stock issued to consultants and employees in exchange for compensation, and approximately $320,000 of increase in accounts payable and liabilities.

     Cash flow provided from financing activities was $706,199 for the six months ended June 30, 2004. This was mainly from proceeds of sales of common stock, net of costs and fees during this period. All proceeds were used for working capital.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders.

     As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, there could be a material adverse effect on our business, results of operations, liquidity and financial condition. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     Our independent certified public accountants have stated in their report included in our December 31, 2003 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

RECENT DEVELOPMENTS

     On February 24, 2004, as previously reported by us, we entered into an Amended LLC Interest Purchase Agreement with Multitrade Technologies LLC, a Delaware limited liability company ("MTT") and Joseph Khan, the sole owner of MTT.

     On June 23, 2004, we announced that our board of directors formally rescinded the previously announced Amended LLC Interest Purchase Agreement with MTT and Joseph Khan, dated February 24, 2004. The rescission was the result of our board's decision that the LLC interest purchase transaction, as originally planned, was not in the best interests of our shareholders.

     In lieu of purchasing the LLC interest from MTT, we and Jackson Rivers Technologies, Inc., our wholly-owned subsidiary ("JRT"), entered into a Technology License Agreement with MTT, effective February 24, 2004, whereby we now have the exclusive, worldwide sublicense to commercialize certain software technologies from MTT. MTT is currently licensing the software technologies which are the subject of the Technology License Agreement from Kisnet Corporation.

     On June 23, 2004, our board of directors also formally rescinded its previously announced plans to issue 80,000,000 shares of our common stock to Dennis N. Lauzon in exchange for the contribution by Mr. Lauzon of all of the issued and outstanding shares in JRC Global Products, Inc., and JRT, owned by him. We will still accept the contribution of all of Mr. Lauzon's issued and outstanding shares in JRC Global Products, Inc. and JRT, but no shares of our stock will be issued to Mr. Lauzon in consideration for such contribution. Instead, we will pay Mr. Lauzon a one-time cash payment of $50,000. This payment will represent his contribution of his personally owned shares in JRT and JRC Global Products and for his negotiating services for the Technology License Agreement between MTT, JRT, and Jackson Rivers Company.

     The consideration for the rights granted by MTT to us and JRT under the Technology License Agreement will be paid in the form of a one-time non-refundable cash payment in the amount of $200,000.00 to be delivered by us to MTT. In addition, we will pay to MTT the fees as set forth in Section VIII of the Kisnet-MTT Exclusive Distribution Agreement for STEPS(C), attached to the Technology License Agreement, which is an exhibit to this Quarterly Report on Form 10-QSB.

     The initial term of the Technology License Agreement shall be one year from the Effective Date of February 24, 2004. Thereafter the Technology License Agreement will automatically renew each year for a total term of five years unless terminated as specified in the Termination section XI of the Kisnet-MTT Exclusive Distribution agreement for STEPS(C).

     Following the closing of the LLC interest purchase transaction, our president, Dennis N. Lauzon, was elected as the chairman of the board of Jackson Rivers Technologies, responsible for sales and marketing, and Mr. Khan was elected president and chief executive officer, responsible for product delivery and strategic alliances.

     On July 20, 2004, JRC announced new developments relating to Jackson Rivers Technologies (JRT) to relay to the public that JRT will initially market its open-architecture STEPS ERP solution to small-and medium-sized enterprises
(SMEs) in the Logistics, Distribution and Supply-Chain Management sector in the United States and Canada. JRT is now moving to finalize the functional specification for this application and recruit additional domain expertise. As reported in previous public announcements, a STEPS ERP solution has already successfully penetrated the distribution/logistics sector in the Latin American market.

     Also announced on July 20, in order to provide strategic product positioning and market awareness, we have retained McQuerter, Inc., a San Diego-based international marketing firm that specializes in introducing innovative technology platforms to business-to-consumer and business-to-business enterprises.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.


EXHIBIT NO.  IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------

   3.1**     Articles of Incorporation
   3.2**     Bylaws
   10.1**    Technology License Agreement.
             Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
   31.1*     2002.
             Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
   31.2*     2002.
             Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
   32.1*     2002.
             Certification of Dennis N. Lauzon, Chief Financial Officer of The Jackson Rivers Company,
             pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of
   32.2*     2002

---------------
*    Filed  herewith.
**  Previously  filed.

(b)  Reports on Form 8-K.

     On May 12, 2004, we filed a Current Report on Form 8-K, reporting the execution of the Amended LLC Interest Purchase Agreement between us, Jackson Rivers Technologies, Inc., a Nevada corporations, Joseph Khan and Multitrade Technologies, LLC ("MTT").

     As the acquired assets did not meet the minimum significance tests under Regulation S X, financial statements regarding the acquired assets were not required to be provided.

     On June 23, 2004, we filed an Amended Current Report on Form 8-K/A reporting the rescission of the Amended LLC Interest Purchase Agreement between us, Jackson Rivers Technologies, Inc., Joseph Khan and MTT, the cancellation of the plans to issue 80,000,000 shares of our common stock to Dennis N. Lauzon in exchange for Dennis N. Lauzon's contribution of his shares in JRC Global Products, Inc., and JRT, owned by him, and the Technology License Agreement between us, MTT and JRT.

     On June 28, 2004, we filed an Amended Current Report on Form 8-K/A reporting the revisions in the consideration to be paid to MTT in connection with the Technology License Agreement between us, MTT and JRT

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE JACKSON RIVERS COMPANY

Dated: August 13, 2004

                              By  /s/  Dennis N. Lauzon
                                -----------------------------------------------
                                Dennis N. Lauzon,
                                President and Chief Executive Officer