Form 10QSB
period 2004-09-30
JACKSON RIVERS CO
filed 2004-11-18
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 333-70932


                           THE JACKSON RIVERS COMPANY
                 (Name of small business issuer in its charter)

            FLORIDA                                       65-1102865
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                27 RADIO CIRCLE, MOUNT KISCO, NEW YORK      10549
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2004, the issuer had 335,982,750 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .  2
Item 1.  Financial Statements (Unaudited) . . . . . . . . . . . . . . . . . .  2
Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . .  2
     Item 3.  Controls  and  Procedures . . . . . . . . . . . . . . . . . . .  4
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  5
     Item 1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . .  5
     Item 2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . .  5
     Item 3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . .  5
     Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders . .  5
     Item 5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . .  5
     Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . .  5
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . 7 CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 . . . 8 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . 9 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 . . . 10

                                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

                                               THE JACKSON RIVERS COMPANY
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
ASSETS                                                                       September 30, 2004      December 31, 2003
                                                                           -----------------------  -------------------
Current assets:

  Cash and cash equivalents                                                $               70,353   $           14,820
  Accounts receivable, net of allowance for doubtful account of $0 at
September 30, 2004 and December 30, 2003                                                   42,000                    -
  Prepaid expenses and other                                                                6,733                3,455
                                                                           -----------------------  -------------------
    Total current assets                                                                  119,086               18,275

Property, plant and equipment, net of accumulated depreciation of $1,797
and $341 at Septemver 30, 2004 and December 31, 2003, respectively                          8,693                3,756
                                                                           -----------------------  -------------------

Total Assets                                                               $              127,779   $           22,031
                                                                           =======================  ===================

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                 $              343,348   $           15,529
  Advances from related parties                                                               100                  100
                                                                           -----------------------  -------------------
    Total current liabilities                                                             343,448               15,629

Commitments and contingencies                                                                   -                    -

(Deficiency in) stockholders' equity (Note B):
Preferred stock, par value; $.001, authorized 200,000,000 shares; none
issued and outstanding at September 30, 2004 and December 31, 2003                              -                    -

Common stock, par value; $.001, authorized 1,980,000,000 shares;
335,982,750 and 39,432,750 shares issued and outstanding at September 30,
2004 and December 31, 2003, respectively                                                  335,983               39,433

Additional paid-in capital                                                              2,636,388              843,747
Stock subscription receivable                                                             (62,400)             (59,500)
Accumulated deficit                                                                    (3,125,640)            (817,278)
                                                                           -----------------------  -------------------
Total (deficiency in) stockholders' equity                                               (215,669)               6,402

Total liabilities and (deficiency in) stockholders' equity                 $              127,779   $           22,031
                                                                           =======================  ===================

    See accompanying notes to the unaudited condensed consolidated financial information

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
THE JACKSON RIVERS COMPANY

(UNAUDITED)

                                       For the three months ended September 30,        For the nine months ended September 30,
                                              2004                   2003                   2004                   2003
                                     ----------------------  ---------------------  ---------------------  ---------------------
Revenues:

Sales, net                           $              67,000   $                  -   $             67,000   $                  -

Operating expenses:
Selling, general, and
administrative                                     646,809                197,585              2,373,918                230,438

Depreciation                                           525                    137                  1,456                    137
                                     ----------------------  ---------------------  ---------------------  ---------------------
Total operating expenses                           647,334                197,722              2,375,374                230,575

Loss from operations                              (580,334)              (197,722)            (2,308,374)              (230,575)

Other income:
Other income                                             -                      -                      -                 12,856
Interest income                                          9                      1                     12                      1
                                     ----------------------  ---------------------  ---------------------  ---------------------
Total other income                                       9                      1                     12                 12,857

Net loss before provision for
income taxes                                      (580,325)              (197,721)            (2,308,362)              (217,718)

Provision for income taxes                               -                      -                      -                      -
                                     ----------------------  ---------------------  ---------------------  ---------------------

Net loss                             $            (580,325)  $           (197,721)  $         (2,308,362)  $           (217,718)
                                     ======================  =====================  =====================  =====================

Earnings (losses) per share, basic
and fully diluted                    $               (0.01)  $              (0.01)  $              (0.01)  $              (0.01)
                                     ======================  =====================  =====================  =====================

Basic and diluted weighted
average number of shares
outstanding                                    103,488,329             17,457,750            154,099,548             18,247,769
                                     ======================  =====================  =====================  =====================

    See accompanying notes to the unaudited condensed consolidated financial information

                                              THE JACKSON RIVERS COMPANY
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                                               For the nine months    ended September 30,
                                                                                      2004                   2003
                                                                              ---------------------  ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from operation                                                       $         (2,308,362)  $           (217,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                 1,456                    137
Common stock issued in exchange for consulting services rendered (Note B)                  503,740                138,000
Common stock issued in exchange for employee services rendered and related
transaction costs (Note B and C)                                                           361,043                 14,908
Employee compensation and transaction costs in connection with common
stock subscribed (Note B)                                                                    6,373                      -
Loss from disposal of equipment                                                                  -                  1,272
(Increase) decrease in accounts receivable                                                 (42,000)                     -
(Increase) decrease in prepaid expenses and other                                           (3,278)                 1,946
Increase (decrease) in accounts payable and accrued liabilities                            327,818                 (4,999)
                                                                              ---------------------  ---------------------
Net cash (used in) operating activities                                                 (1,153,210)               (66,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                        (6,392)                (4,098)
                                                                              ---------------------  ---------------------
Net cash (used in) investing activities                                                     (6,392)                (4,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances                                                             -                    100
Proceeds from the sale of common stock, net of costs and fees (Note B)                   1,215,135                 63,093
                                                                              ---------------------  ---------------------
Net cash provided by financing activities                                                1,215,135                 63,193

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        55,533                 (7,359)
Cash and cash equivalents at beginning of period                                            14,820                 29,411
                                                                              ---------------------  ---------------------
Cash and cash equivalents at end of period                                    $             70,353   $             22,052
                                                                              =====================  =====================

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                                      $                  -   $                  -
Cash paid during the period for income taxes                                                     -                      -
Common stock issued in exchange for consulting services rendered (Note B)                  503,740                138,000
Common stock issued in exchange for employee services rendered and related
transaction costs (Note B and C)                                                           361,043                 14,908
Employee compensation and transaction costs in connection with common
stock subscribed (Note B)                                                                    6,373                      -
Employee stock purchase plan:
Common stock issued under employee stock purchase plan                                   1,585,451                110,899
Less: stock subscription receivable                                                        (62,400)               (32,000)
Add: proceeds received from common stock subscribed                                         53,127                      -
Less: common stock retained by employees and related transaction costs                    (361,043)               (15,806)
                                                                              ---------------------  ---------------------
Net proceeds from the sale of common stock                                    $          1,215,135   $             63,093
                                                                              =====================  =====================

    See accompanying notes to the unaudited condensed consolidated financial information

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The Jackson Rivers Company (the "Company") was incorporated on May 8, 2001 under the laws of the State of Florida. The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004. The Company is currently engaged in the business of developing and providing customized information management systems.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jackson Rivers Technologies, Inc. and JRC Global Products, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

(a)  Stock Based Compensation


In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2004.

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE B - CAPITAL STOCK

The Company has authorized 200,000,000 shares of preferred stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has no preferred shares issued and outstanding. The Company is authorized to issue 1,980,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2004 and December 31, 2003, the Company has 335,982,750 and 39,432,750 shares of common stock issued and outstanding.

In January 2004, the Company received $53,127 of proceeds for the $59,500 of common stock subscribed in December 2003, the remaining balance of $6,373 was charged to operations as compensation and transaction costs in January 2004.

During the nine months ended September 30, 2004, the Company issued an aggregate of 42,050,000 shares of common stock to consultants in exchange for $503,740 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered.

During the nine months ended September 30, 2004, the Company issued an aggregate of 254,500,000 shares of common stock to officers and employees for stock options exercised at a price ranging from $0.001 to $0.03 per share for a total of $1,585,451 (Note C). The Company received $1,162,008 of proceeds, net of costs and fees. Stock subscription of $62,400 is due to the Company and compensation expenses of $361,043 were charged to operations during the period ended September 30, 2004.

NOTE C - EMPLOYEE STOCK INCENTIVE PLAN

In August 2003, the Company established the 2003 Employee Stock Incentive Plan (the "Plan"). The purpose of the Plan is to provide officers and employees, who make significant contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain quality employees. The maximum number of shares of common stock that may be awarded or issued under the Plan is 17,000,000. The Plan will be administered by a Compensation Committee (the "Committee") appointed by the board of directors of the Company. In January 2004, Company established the 2004 Employee Stock Incentive Plan and the maximum number of shares of common stock that may be awarded or issued under the 2004 Plan is 50,000,000. In September 2004, the Company increased the maximum number of shares of common stock that may be awarded or issued to 400,000,000 shares.

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. During the period ended September 30, 2004, an aggregate of 254,500,000 options were granted and all options were exercised on the grant date. There are no stock options outstanding as of September 30, 2004.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

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

We have now entered the business of providing customized information management systems. We expect to provide innovative solutions for integrating financial and customer information, managing manufacturing processes, reducing inventory and standardizing human resource information. We plan to market our business management software development platform throughout the United States, Mexico and Canada by utilizing various business software developers, solutions providers and system integrators. Our clients, the solutions providers, are expected to develop customized business applications, using the STEPS(TM) platform, for their clients in less time and with fewer programming, database management, and development resources. We hope to expand our client base and win market share by offering established experts in the various business functions such as supply-chain management and customer relations management to bundle their expertise with our development platform to deliver highly effective business management applications.

     We now have the exclusive worldwide sublicense to commercialize products using the STEPS platform. STEPS (Straight Through Enterprise Processing Systems) is a proprietary Java-based platform, built on patented technology, used to create customized business management applications and information management systems. We recently announced new developments related to the plans of Jackson Rivers Technologies, Inc., our wholly-owned subsidiary ("JRT") to market its open-architecture STEPS ERP solution to small-and medium-sized enterprises
(SMEs) in the logistics, distribution and supply-chain management sector in the United States and Canada. JRT is now moving to finalize the functional specification for this application and recruit additional domain expertise. As reported in previous public announcements, a STEPS solution has successfully penetrated the distribution/logistics sector in the Latin American market. We have generated a considerable amount of interest throughout the region of Latin America, including the recently announced channel partnership with global enterprise mobility solutions provider, Symbol Technologies, which we see as a strategic boost to STEPS deployments in Latin America.

     We have engaged McQuerter, a San Diego-based international marketing firm that specializes in introducing innovative technology platforms to business-to-business and business-to-consumer enterprises, to plan and execute an international public relations program to introduce STEPS(TM), the open-architecture, Enterprise Management Solution (EMS) software, throughout North America.

     We completed our first domestic software deployment, implementing an accelerated installation of STEPS software for the San Diego Regional Technology Alliance (RTA). According to RTA management, STEPS will allow the RTA to scale down from five working databases to one for their internal CRM activities. As a result, the RTA can more efficiently track services and target communications for each of their specific audiences.

     On August 3, 2004 we filed articles of amendment to our articles of incorporation, which increased the number of our authorized shares of common stock to 1,980,000,000; authorized 200,000,000 shares of preferred stock; gave our board of directors authority to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 607.0602 of the Florida Statutes and reduced our quorum requirements for shareholder meetings from the majority to one-third of the total shares entitled to be cast at such meetings. In October 2004, we filed articles of amendment to our articles of incorporation with the Secretary of State Florida. The articles of amendment to our articles of incorporation established the rights and preferences of our newly created Series A and B preferred stock.

     Because we lack capital, an investment in us involves a very high degree of risk. We generated sales revenues in the third quarter, have incurred expenses and have sustained losses. We expect to generate significantly more revenues during the last three months of our current fiscal year as we fully transition from a development stage company to that of an active growth and acquisition stage company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     Revenues. During the three months ended September 30, 2004, we had net revenues of $67,000 compared to $0 during the same period in 2003, an increase of $67,000. These are our first revenues to date. The substantial increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to our subsidiary, Jackson Rivers Technologies, Inc. Our significant increase in revenues was due to the initial deployments of STEPS. Operating Expenses. During the three-month period ended September 30, 2004, operating expenses were $647,334, as compared to $197,722 for the same period in 2003. The increase in operating expenses is the result of needed growth and development during initial deployments of the STEPS software.

     We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.

     Loss from Operations. For the quarter ended September 30, 2004 we realized a loss from operations of $580,325, or $0.0056 loss per share, as compared to $197,721, or $0.011 loss per share in the quarter ended September 30, 2003. We intend to continue to find ways to expand our business, including through acquisitions and organic growth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN
2003.

     Revenues. During the nine months ended September 30, 2004, we had net revenues of $67,000 compared to $0 during the same period in 2003, an increase of $67,000. The substantial increase in revenues reflects strong performance in our operations generally, and especially in the sector of our business related to Jackson Rivers Technologies. Our significant increase in revenues was due primarily to our initial internal development and deployments of STEPS. We believe that Jackson Rivers Technologies' business is directly related to the general economy and that a strong economy will have a positive effect on the revenues we earn. The increase in the costs of sales as a percentage of revenue is attributed to the emergence into the sales and marketing phase.

     Operating Expenses. During the nine-month period ended September 30, 2004, operating expenses were $2,375,374, as compared to $230,575 for the same period in 2003. The increase is primarily due to licensing fees, development and initial deployments of STEPS, as well as increase in stock-based compensation to consultants and employees. We anticipate that overhead as a percentage of operating expenses and total revenue will decrease in future periods as we achieve certain economies from our operations. If we expand our operations, we anticipate that the overall level of general overhead expenses in dollars will increase.




     Loss from Operations. For the nine months ended September 30, 2004 we realized a lossfrom continuing operations of $2,308,362, or $0.014 loss per share, as compared to $217,718, or $0.012 loss per share in the nine months ended September 30, 2003. We intend to continue to find ways to expand our business, including through acquisitions and organic growth. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur losses in the future if we are able to expand our business and the marketing of our Internet technology through acquisitions. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

LIQUIDITY AND CAPITAL RESOURCES.

     As of September 30, 2004, the Company had a deficiency in working capital of $224,362. During the nine months ended September 30, 2004, the Company generated cash flow deficit of $1,153,210. This was as a result of our net loss of $2,308,362, adjusted principally for stock based compensation of $864,783 and increase in accounts payable and accrued liabilities of $327,818. We used $6,392 of cash to acquire new property and equipment during the period. We met our cash requirements during the period through receipts of $1,215,135 from sale of common stock and stock subscription, net of costs and fees.

While we have raised capital to meet our working capital and financing needs in the past, additional financing remains to be required in order to meet our current and projected cash flow deficits from operations and development. While we continue to seek financing in the form of equity in order to provide the necessary working capital; we currently have no commitments for such financing. Therefore, there is no guarantee that we will be successful in raising the funds required.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficent capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

     The effect of inflation on our revenues and operating results was not significant. Our operations are located in California and Nevada and there are no seasonal aspects that would have a material effect on our financial condition or results of operations.


     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2003 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

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

RECENT DEVELOPMENTS

     We executed a promissory note, payable to Multitrade Technologies LLC and Joe Khan, one of our directors, in the principal amount of $200,000.00 as settlement of license fees due We have included the $200,000 in accrued liabilities as of September 30, 2004, as in the terms of the notes have not be finalized.

     On October 13, 2004, we filed articles of amendment to our articles of incorporation with the Secretary of State of the State of Florida, establishing Series A of our preferred stock. 10,000,000 shares have been designated as Series A preferred stock. Each share of the Series A preferred stock is convertible into 1,000 shares of our common stock. On all matters submitted to a vote of the holders of our common stock, the holders of the Series A preferred stock are entitled to the number of voted equal to the number of shares of the Series A preferred stock held by such holder multiplied by 2,000.

     On October 18, 2004, we filed articles of amendment to our articles of incorporation with the Secretary of State of the State of Florida, establishing Series B preferred stock. Each share of the Series B preferred stock is convertible into shares of our common stock in accordance with the Per Share Conversion Price. The "Per Share Conversion Price" means 80 percent of the OTCBB, (or such other exchange or market on which our common stock is then listed, if our common stock is not listed on the OTCBB) five-day average closing bid price for each share of our common stock for the five days prior to the date of the conversion. The number of underlying shares of our common stock issuable upon any conversion hereunder shall be calculated by multiplying the number of shares of the Series B preferred stock to be converted times the par value of the Series B preferred stock ($0.001 per share) and dividing the product thus obtained by the Per Share Conversion Price. The holder of the Series B preferred stock may not hold more than 4.99 percent of the issued and outstanding shares of our common stock, in the aggregate, following any such conversion. The holders of the Series B preferred stock have no voting rights on any matter submitted to our shareholders for their vote, waiver, release or other action, or be considered in connection with the establishment of a quorum, except as may otherwise be expressly required by law or by the applicable stock exchange rules.

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

ITEM 2.  CHANGES  IN  SECURITIES.

See "Recent Developments," supra, for information related to our Series A and B preferred stock. In October 2004, 1,000,000 shares of the series A preferred stock have been issued to Dennis N. Lauzon for services performed by him.


ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     At the Annual Meeting of our shareholders held on August 2, 2004, a majority of our shareholders voted for approval of the following corporate actions:

- Dennis N. Lauzon, Joseph M. Khan, and Nicholas A. Cortese, Jr. were elected directors for the following year;

- The number of our authorized shares of common stock was increased to 1,980,000,000 by amending our articles of incorporation;

- 200,000,000 shares of preferred stock were authorized by amending our articles of incorporation;

- Our board of directors was authorized to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 607.0602 of the Florida Statutes by amending our articles of incorporation;

- Our quorum requirements for shareholder meetings were reduced from the majority to one-third of the total shares entitled to be cast at such meeting by amending our articles of incorporation; and

- Our selection of Russell Bedford Stefanou Mirchandani LLP as our independent public accountants for the fiscal years ending December 31, 2003 and 2004 was approved and ratified.

     The total number of votes cast in favor of each of the above proposals was over 50,811,190 shares of our common stock, which number was sufficient to approve pass the proposed amendments.

ITEM 5.  OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



(a)  Exhibits.

                                       IDENTIFICATION OF EXHIBIT
                                       -------------------------
EXHIBIT NO.
------------

   3.1**      Articles of Incorporation filed with Secretary of State of Florida on May 8, 2001.
   3.2*       Articles of Amendment to Articles of Incorporation filed with Secretary of State of Florida on
              August 3, 2004.
   3.3*       Articles of Amendment to our Articles of Incorporation, establishing Series A preferred stock filed with Secretary of State of Florida on October 13, 2004.
   3.4*       Articles of Amendment to our Articles of Incorporation, establishing Series B preferred stock filed with Secretary of State of Florida on October 18, 2004.
   3.5**      Bylaws dated June 23, 2004.
   10.1**     Technology License Agreement.
   10.2*      Promissory Note executed by The Jackson Rivers Company in favor of Joe Khan.
   31.1*      Certification of Dennis N. Lauzon, Chief Executive Officer of The Jackson Rivers Company,
              pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of
              2002.


                                       IDENTIFICATION OF EXHIBIT
                                       -------------------------
EXHIBIT NO.
------------

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

__________
*    Filed herewith.
**  Previously  filed.

(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE JACKSON RIVERS COMPANY

Dated November 17, 2004.

                                        By  /s/ Dennis N. Lauzon
                                          --------------------------------------
                                        Dennis N. Lauzon,
                                        President and Chief Executive Officer