Form 10KSB
period 2004-12-31
JACKSON RIVERS CO
filed 2005-04-13
CIK 1159770

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ----------------------------------------------------

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NO.  333-70932

                           THE JACKSON RIVERS COMPANY
               (Exact name of issuer as specified in its charter)

                  FLORIDA                               65-1102865
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

27 RADIO CIRCLE DRIVE, MOUNT KISCO, NEW YORK              10549
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (619)-615-4242

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                               VALUE $0.00001
                                                               PER SHARE
                                                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $40,700

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 11, 2005: $57,872.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 11, 2005: 741,732,720 shares of common stock.

     Documents incorporated by reference: None.

     Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No [X]

                                                   TABLE OF CONTENTS

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . .   9
Item 5.   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . .  10
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . .  11
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure . . . . .  17
Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 8B   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
          the Exchange Act.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                     PART I

ITEM 1.     BUSINESS.

COMPANY OVERVIEW

     The Jackson Rivers Company was incorporated on May 8, 2001 under the laws of the State of Florida. We were a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004.
Beginning in 2004, we entered the business of developing and providing customized information management systems. In 2005, JRC Global Products, our wholly-owned subsidiary, has begun to market hair extension and replacement systems.

     On February 23, 2004, Mr. Lauzon contributed to us all of his shares in JRC Global Products, Inc. as a contribution to our capital.

     In a current report on Form 8-K filed with the Commission on March 10, 2004, we reported that on February 24, 2004, Jackson Rivers Technologies, Inc., ("JRT"), a Nevada corporation and our wholly-owned subsidiary, entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a New York limited liability company ("MTT") and MTT's sole owner, Joseph Khan, pursuant to which JRT purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software.

     On May 12, 2004, we filed with the Commission an amended Current Report on Form 8-K/A, announcing amendments to the LLC Interest Purchase Agreement with MTT and Joseph Khan, to be made effective as of February 24, 2004. We filed the amended LLC Interest Purchase Agreement as an exhibit to our amended current report, filed with the Commission on May 12, 2004.

     On June 23, 2004, we announced that our board of directors formally rescinded the previously announced amended LLC Interest Purchase Agreement with MTT and Joseph Khan, dated February 24, 2004. The rescission was the result of our board's decision that the LLC interest purchase transaction, as originally planned, was not in the best interests of us and our stockholders.

     In lieu of purchasing the LLC interest from MTT, we and JRT entered into a Technology License Agreement with MTT, effective February 24, 2004, whereby we now have the exclusive, worldwide sublicense to commercialize certain software technologies from MTT. MTT is currently licensing the software technologies, which are the subject of the Technology License Agreement from Kisnet Corporation. The Technology License Agreement between MTT, JRT and us was attached as an exhibit to the amended current reports, which were filed with the Commission on June 23, 2004 and June 28, 2004.

     On June 23, 2004, our board of directors also formally rescinded its previously announced plans to issue 80,000,000 shares of our common stock to Dennis Lauzon in exchange for the contribution by Mr. Lauzon of all of the issued and outstanding shares in JRC Global Products, Inc., and JRT, Nevada corporations, owned by him. We will still accept the contribution of all of Mr. Lauzon's issued and outstanding shares in JRC Global Products, Inc. and JRT., but no shares of our stock will be issued to Mr. Lauzon in consideration for such contribution. Instead, we will pay Mr. Dennis Lauzon a one-time cash payment of $50,000 as consideration for Mr. Lauzon's contribution of all of the issued and outstanding shares in the two companies, owned by him and negotiating the Technology License Agreement between MTT, us and JRT. In December 2004, Mr. Lauzon released our obligation of the $50,000 cash payments pursuant to the Technology License Agreement with MTT.

     Mr.  Joseph  Khan  resigned  as  our  director effective December 23, 2004.

     Effective August 3, 2004, we amended our articles of incorporation to increase the number of our authorized shares of common stock to 1,980,000,000, to authorize 200,000,000 shares of preferred stock; to authorize our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in Section 607.0602 of the Florida Statutes; and to reduce our quorum requirements for stockholder meetings from the majority to one-third of the total shares entitled to be cast at such meeting.

     Effective October 18, 2004, we designated 10,000,000 shares of our preferred stock as the Series A Preferred Stock. Each share of the series A preferred stock is convertible into 1,000 shares of our common stock. On all matters submitted to a vote of our security holders, a holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 2,000.

     Effective October 18, 2004, we also designated 10,000,000 shares of our preferred stock as the Series B Preferred Stock. Each share of the Series B
Preferred Stock shall be convertible into shares of the Common Stock in accordance with the Per Share Conversion Price as specified herein. The "Per Share Conversion Price" means 80 percent of the OTCBB, (or such other exchange or market on which the Common Stock is then listed, if the Common Stock is not listed on the OTCBB) five-day average closing bid price for each share of the Common Stock for the five days prior to the date of the conversion. The number of underlying shares of the Common Stock issuable upon any conversion of the shares of the Series B Preferred Stock is calculated by dividing the product of the number of shares of the Series B Preferred Stock to be converted multiplied by the par value of the Series B Preferred Stock ($0.001 per share) by the Per Share Conversion Price. The holders of the Series B Preferred Stock have no voting rights on any matter submitted to our shareholders for their vote, waiver, release or other action

     Effective November 22, 2004, we implemented a reverse split of our issued and outstanding common stock, on the basis of one thousand pre-consolidation shares for each one post-consolidation share. We also changed the par value of our common and preferred stock from $0.001 per share to $0.00001 per share.

     Jackson Rivers Technologies and Strategic Healthcare Systems (SHS) signed a Letter of Intent in the fourth quarter of 2004 to jointly construct a Medical Practice Management System (MPMS), which we planned to market as Evolve Medical Solutions. Construction of the system began immediately after the Letter of Intent was signed and news was announced. Financial terms were never finalized and, therefore, the project is currently on hold.

CURRENT BUSINESS PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

KEY PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Mr. Dennis N. Lauzon, our key officer and director. Mr. Lauzon has played a major role in developing and executing our business strategy. The loss of Mr. Lauzon could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Lauzon.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE OFFICES

     Our executive office is located at 27 Radio Circle, Mount Kisco, New York 10549. The number to call for information is (619) 615-4242.

RECENT EVENTS

     Effective January 31, 2005, we amended our articles of incorporation to authorize 5,000,000,000 shares of common stock, par value $0.00001 per share, and 1,000,000,000 shares of preferred stock, par value $0.00001 per share.

     Effective February 1, 2005, we implemented a reverse split of our issued and outstanding common stock on the basis of one post-consolidation share for each 2,000 pre-consolidation shares.

EMPLOYEES

     We have four full-time employees and one part-time employee as of March 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

MARKETS AND MARKETING

     In 2004, we worked in conjunction with our technical and marketing teams on defining, refining and attempting to market our enterprise management software development platform throughout the United States, Mexico and Canada. This was a collaborative undertaking which included the input and hands-on effort of various business software developers, solutions providers and system integrators. Our clients, the solutions providers, are expected to develop customized business applications, using the STEPS(TM) platform for their clients in less time and with fewer programming, database management, and development resources. Our experience has been that due to the software's highly advanced structure and being a new software solution, it has been difficult to establish a customer base. We hope to expand our client base and to win market share by enabling established experts invarious business functions such as supply-chain management and customer relations management to bundle their expertise with our development platform to deliver highly effective business management applications.

     On February 1, 2005, JRC Global Products announced the hiring of a President and Vice President to market and distribute the Raphael Basante Hair Systems' line of hair products and services. JRC Global Products has established a business entity in New Jersey and will be doing business as Raphael Basante Hair Systems. The patented hair extension and replacement systems will be marketed to the general salon market, distributors and salon professionals. Training seminars to use the system will be offered worldwide. Our first scheduled tradeshow will be in April at the International Beauty Show in New York.

     We are presently negotiating a partnership with a software solutions consulting firm, whereby Jackson Rivers Technologies will be marketing the STEPS solution and our potential partner will deploy the solutions and provide training.

RISK FACTORS

NEED FOR ONGOING FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS, RISKS AND UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK OF INDEPENDENT DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT OF POTENTIAL GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE PAY NO DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS RELATING TO OUR BUSINESS

WE ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $0.25 to a low of $0.0001 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

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

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in The Jackson Rivers Company would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as The Jackson Rivers Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

ITEM 2.     DESCRIPTION OF PROPERTY.

     We lease office space at 27 Radio Circle, Mount Kisco, New York, 10549. Our lease costs $975 per month and is scheduled to expire on January 31, 2004. We also lease office space at 402 West Broadway, Suite 400 San Diego, California 92101. Our lease is for six months at the cost of $2,318 base rent per month plus additional monthly fixed office costs. In February 2004, we entered into an agreement leasing a corporate apartment in San Diego, California. Monthly rental under the lease is $2,995 ($1,995 to be paid by the Company and $1,000 paid by employees) expires on February 28, 2005.

ITEM 3.     LEGAL PROCEEDINGS.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Effective January 31, 2005, our majority stockholder voted to:

     1. Ratify the November 22, 2004 amendment to our articles of incorporation to change the par value of our common and preferred stock from $0.001 per share to $0.00001 per share;

     2. Ratify the November 22, 2004 reverse split of our common stock on the basis of one post-consolidation share for each one thousand pre-consolidation shares;

     3. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 1,980,000,000 to 5,000,000,000 shares;

     4. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 200,000,000 to 1,000,000,000 shares;

     5. Grant discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 2,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

     6. Approve the following Stock Plans of The Jackson Rivers Company (the "Stock Plans"):

          a) Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by the directors on August 9, 2004 with 150,000,000 shares available for issuance under the Plan.

          b) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 3, adopted by the directors on August 9, 2004, with 49,000,000 shares available for issuance under the Plan.

          c) Employee Stock Incentive Plan for the Year 2004 No. 4, adopted by the directors on September 8, 2004 with 400,000,000 shares available for issuance under the Plan; and

          d) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 4, adopted by the directors on September 8, 2004, with 99,000,000 shares available for issuance under the Plan

     Dennis N. Lauzon, our president, chief executive officer and director, held 22,000,000 shares of our common stock and 980,000 shares of our Series A preferred stock on the record date for the above-described actions. Each share of our common stock is entitled to one vote on all matters brought before the stockholders and each share of our Series A preferred stock outstanding entitles the holder to 2,000 votes of the common stock on all matters brought before the stockholders. Therefore, Mr. Lauzon had the power to vote 1,982,000,000 shares of the common stock, which number was sufficient to approve each of the corporate actions described above without the concurrence of any of our other stockholders.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until November 22, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol "JRVR.OB." Effective November 22, 2004, our symbol changed from "JRVR.OB" to "JRVC. OB." Effective February 1, 2005, our symbol changed from "JRVC.OB" to "JRIV.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                              CALENDAR YEAR 2003  HIGH    LOW
                              First Quarter       $0.06  $0.03
                              Second Quarter      $0.06  $0.03
                              Third Quarter       $0.10  $0.03
                              Fourth Quarter      $0.09  $0.02

                              CALENDAR YEAR 2004   HIGH      LOW
                              First Quarter       $0.0700  $0.0136
                              Second Quarter      $0.0635  $0.0166
                              Third Quarter       $0.0198  $0.0024
                              Fourth Quarter      $0.2500  $0.0002

     As  of  March  31,  2005,  we  had  658,732,720  shares of our common stock
                                         -----------
outstanding. Our shares of common stock are held by approximately 1,000 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
                                         (a)                (b)                (c)                (d)
                                  -----------------  -----------------  -----------------  -----------------
                                                                                               Maximum
                                                                                             number (or
                                                                         Total number        approximate
                                                                         of shares (or    dollar value) of
                                                                             units)           shares (or
                                                                          purchased as      units) that may
                                                                             part of            yet be
                                    Total number       Average price        publicly           purchased
                                    of shares (or        paid per           announced       under the plans
                                       units)         share (or unit)       plans or          or programs
                                      purchased                             programs
             Period
--------------------------------  -----------------  -----------------  -----------------  -----------------
October 2004. . . . . . . . . .                 -0-                -0-                -0-                -0-
November 2004 . . . . . . . . .                 -0-                -0-                -0-                -0-
December 2004 . . . . . . . . .                 -0-                -0-                -0-                -0-
                                  -----------------  -----------------  -----------------  -----------------
Total . . . . . . . . . . . . .                 -0-                -0-                -0-                -0-
                                  =================  =================  =================  =================

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date
hereof.  Changes  may  occur  after  that  date.   We  will  not  update  that
information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S PLAN OF OPERATIONS

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

     We have now entered the business of providing customized information management systems. In February 2004, we and our wholly owned subsidiary, Jackson Rivers Technologies, Inc., ("JRT") entered into an LLC Interest
Purchase Agreement with Multitrade Technologies LLC, a Delaware limited liability company ("MTT") pursuant to which JRT purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software (the "Acquisition"). In June 2004, we and JRT rescinded the Acquisition, and entered into a Technology License Agreement ("Agreement") with MTT, whereby we now have the exclusive, worldwide sublicense to commercialize products using the STEPS(TM) platform from MTT. STEPS (Straight Through Enterprise Processing Systems) is a proprietary Java-based platform, built on patented technology, used to create customized business management applications and information management systems. The sublicensing of the software technologies from MTT will allow us to develop the licensed product and expand our customer base and operations.

     STEPS  (Straight  Through  Enterprise  Processing Systems) is a proprietary
Java-based platform, built on patented technology, used to create customized business management applications and information management systems. We recently announced new developments related to the plans of Jackson Rivers Technologies, Inc., our wholly-owned subsidiary ("JRT") to market its open-architecture STEPS ERP solution to small-and medium-sized enterprises
(SMEs) in North, South and Central America. As reported in previous public announcements, a STEPS solution has successfully penetrated the telecom and insurance industries by addressing their distribution system needs for. We have generated a considerable amount of interest throughout the region of Latin America, including the recently announced channel partnership with global enterprise mobility solutions provider, Symbol Technologies, which we see as a strategic boost to STEPS deployments in Latin America.

     During the last quarter of 2004, we concentrated our efforts on web-enabling the STEPS platform and improving the user-interface. We worked on building a partnership with Stategic Healthcare Systems (SHS) in order to construct a Medical Practice Management System to be marketed as Evolve Medical Solutions, which is on hold.

     During the first quarter of 2005, JRC Global Products, our wholly-owned subsidiary, has hired a President and Vice President to head up efforts to market and distribute the Raphael Basante Hair Systems' (RBHS - www.raphaelbasante.com) line of hair products and services. We plan to market and distribute the patented Raphael Basante hair extension and replacement systems to the general salon market, distributors and train salon professionals to use the system worldwide.

     We plan to build brand awareness by exhibiting at trade shows and conducting our own training classes in major market areas. We will focus on the point of difference that our extensions have over others that are on the market. We expect to penetrate the market through distribution. We will target major distributors that we feel have product line synergies and with our help and joint marketing effort we will enable them to do an effective job in expanding their current client base. In turn, we will allow them to create trial opportunities for this new and innovative product that does not hurt your hair or scalp. We feel that there is an untapped market of potential extension users who would never try extensions for fear of harming their hair.

     Our marketing approach will be regional rollouts in order to effectively work with our distributors without creating a strain on our educators and support from our manufacturers. We expect to create a full line of POS materials for the salons to generate interest in their clients while they are in the salon. We are also developing a co-op marketing program for our distributors. In conjunction, we are organizing joint promotions with other manufacturers to help increase sales and trial for all parties involved in the promotion.

     We will also support our marketing effort with trade ads, editorials and third party testimonials. As a compliment to our unique line of extensions, we will also carry a line of the conventional method of extensions. We feel that this additional product offering is also superior to the extensions that are currently on the market. This will allow the distributor's representative the option - if his or her customer does not have time to train on the new system - to sell them a better system than they are currently using.

DEPENDENCE UPON ONE OR A FEW MAJOR CUSTOMERS

     We just consummated our first sales in the third quarter of 2004, and have generated limited revenues for the year ended December 31, 2004. Revenue from two customers amounted $40,700 or 100% of our sales for the year ended December 31, 2004.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.

REVENUE

     We emerged from the development stage as of September 30, 2004. Therefore, there were no comparable revenues in the prior year. Our first customer for our STEPS software solution was an internationally based telecom and insurance company, which generated $40,700 of revenues in 2004. We anticipate continuing to pursue these industry types while adding additional industries such as medical.

COST OF SALES

     We did not allocate business expenses and officers salaries to cost of sales for the 12 months ended December 31, 2004, as the sales are minimal and allocation of specific costs to sales was not applicable. We expect cost of revenue to increase during the coming 12 months due to the addition of a new line of business that has cost of goods associated with the products.

OPERATING EXPENSES

Selling, general and administrative expenses ("SG&A") were $4,864,192 for the 12 months ended December 31, 2004, compared to $642,257 for the 12 months ended December 31, 2003, an increase of $4,203,935_or approximately 655_percent. The variation in expenses is due to several factors relating to the growth of the company and development expenses. We incurred a total of $2,007,056 and $67,624 of expenses in connection with issuance of shares under our Employees Stock Incentive Plan for the year ended December 31, 2004 and 2003, respectively. The increase was mainly transaction costs due to accounting for the variation in the stock price between the share issue date and the date the shares were sold by employees (date that the Company received proceeds) Due to the high volatility of the stock price, total employee compensation and related transaction costs increased substantially during the year ended December 31, 2004, however, this expense did not require any cash expenditure by the company. The next largest increase was due to the addition of new companies and new lines of business. This causes two types of increases. The first being short-term increases due to start-up and potential acquisition expenses, these includes expenses such as one-time license fees in connection with our Technology License Agreement with Multitrade Technologies LLC, legal and accounting fees, and business development. This accounted for over $565,000 of the increase. The second is the increase in on going expenses due to the new business. These expenses including the increase in wages and benefits due to new employees, the increase in consulting expenses, increase in rent and office expense due to adding a second office location and increasing the office space for the main office. These expenses accounted for approximately $1,500,000 of the increase Entering into a new line of business additionally added recurring expenses in areas such as monthly license fees and monthly support fees. These expenses accounted for $220,000 of the increase.

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the accompanying financial statements, the Company incurred net losses of $4,807,494 and $629,735 for the year ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company's current liabilities exceeded its current assets by $322,233.

     As a result of our net loss of $4,807,494, adjusted principally for $665,490 of common stock issued to consultants in exchange for services rendered, $2,007,056 of common stock issued in exchange for employee compensation and ESIP transaction costs and fees, $255,000 of preferred stock issued in exchange for management fees, and $395,657 of increase in accounts payable and accrued liabilities, our cash flow deficit from operating activities was $1,506,128 during the year ended December 31, 2004. We used $7,462 of cash to acquire new property and equipment during the year ended December 31, 2004. We met our cash requirements during the period through proceeds from sale of common stock and stock subscription in the amount of $1,504,142, net of costs and fees.

     The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company has incurred operating losses and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

     We intend to continue to find ways to expand our business through new product development and introduction. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations.

     We anticipate that our current incoming cash receipts generated from JRC Global Products' new line of business, receipts of ongoing operations at Jackson Rivers Technologies, and current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months.

     During the first quarter of 2005, we have reduced our overall overhead and recurring expenses by approximately 50 percent. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

     We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report, included in this Form 10-KSB, that due to our net loss and negative cash flows from operations, in addition to a lack of operational history, there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

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

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that the customer and we jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 16, 2003, we terminated the client-auditor relationship with Michaelson & Co., P.A. Michaelson & Co., P.A.'s reports on our financial statements for the years ended December 31, 2002 and through September 16, 2003, and the period May 8, 2001 (date of inception) through December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     The decision to change accountants was recommended by our board of directors.

     During the two most recent fiscal years and any subsequent interim period through September 16, 2003 there have not been any disagreements between us and Michaelson & Co., P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michaelson & Co., P.A., would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

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

ITEM 8B.     OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

         NAME             AGE              POSITION               POSITION HELD SINCE
------------------------  ---  ---------------------------------  -------------------
Dennis N. Lauzon           49  Director, president and CEO                 2003

Nicholas A. Cortese, Jr.   52  Director, Secretary and Treasurer           2004

     Our  executive  officers  are  elected  annually by our board of directors.

     Dennis N. Lauzon has a B.S. degree from Springfield College. Mr. Lauzon has served as president of Radel Marketing Corporation in Katonah, New York, since its formation in 1981. He was also the founder and principal owner of Updated Profit Systems, a company providing computerized service system for the automotive industry. Mr. Lauzon also served as a consultant for companies developing various POS marketing and sales programs and coupon fraud protection systems, such as Nabisco, HP, and Seagram's.

     Nicholas A. Cortese, Jr. has spent most of his professional career dedicated to the growing success of Lindenmeyr Munroe, a $650 Million division of Central National Gottesman, Inc. (CNG), which is a privately held $2.3 Billion company. Mr. Cortese began his career with CNG as a Sales Representative in year 1982. In 1994 he became Sales Manager for the North Reading, MA, branch and in 2001 he was promoted to the position of VicePresident/General Manager of the branch. As VicePresident/General Manager of North Reading, MA, a $60 million branch of Lindenmeyr Munroe, his responsibilities include hiring and supervising for a group of 70 employees. Mr. Cortese holds a Bachelor of Science degree from Springfield College.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of two persons who during the year ended December 31, 2004, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- Dennis N. Lauzon. Mr. Lauzon was an officer and director during the entire year 2004. Mr. Lauzon failed to timely file a Form 4 for the year ended December 31, 2004.

- Joseph Khan. Mr. Khan was a director during 2004. Mr. Khan failed to timely file a Form 4 for the year ended December 31, 2004.

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

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our Annual Report for the year ended December 31, 2003, filed with the Commission on April 14, 2004. We have posted a copy of the code of ethics on our website at www.jacksonrivers.com.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 27 Radio Circle, Mount Kisco, New York 10549, telephone number (619) 615-4242.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to The Jackson Rivers Company and our subsidiaries:

----------------------------------------------------------------------------------------------------------------------------------
                                             ANNUAL COMPENSATION                        LONG TERM COMPENSATION
                                      ------------------------------------  ----------------------------------------
                                                                                       AWARDS              PAYOUTS
                                                                              ------------------------  ------------
                                                                              RESTRICTED   SECURITIES
                                                              OTHER ANNUAL      STOCK      UNDERLYING       LTIP       ALL OTHER
    NAME AND PRINCIPAL                   SALARY      BONUS    COMPENSATION     AWARD(S)   OPTIONS/SARS     PAYOUTS    COMPENSATION
        POSITION              YEAR        ($)         ($)         ($)            ($)          (#)            ($)          ($)
------------------------  ----------  ----------  ----------  ------------  ------------  ------------  ------------  ------------
Dennis N. Lauzon                2002         -0-         -0-           -0-           -0-           -0-           -0-           -0-
                                2003         -0-         -0-           -0-           -0-           -0-           -0-           -0-
                                2004         -0-         -0-           -0-           -0-           -0-           -0-           -0-

Nicholas A. Cortese, Jr.        2002         -0-         -0-           -0-           -0-           -0-           -0-           -0-
                                2003         -0-         -0-           -0-           -0-           -0-           -0-           -0-
                                2004         -0-         -0-           -0-           -0-           -0-           -0-           -0-

Joseph Khan                     2002         -0-         -0-           -0-           -0-           -0-           -0-           -0-
                                2003         -0-         -0-           -0-           -0-           -0-           -0-           -0-
                                2004         -0-         -0-           -0-           -0-           -0-           -0-           -0-
----------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS
None.

CONFIDENTIALITY AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All  compensation  plans  previously  approved  by  security  holders;  and

-    All  compensation  plans  not  previously  approved  by  security  holders.

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                   ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE       UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
        PLAN CATEGORY                     AND RIGHTS                  WARRANTS AND RIGHTS           REFLECTED IN COLUMN (a))
                                             (a)                             (b)                             (c)
Equity compensation plans
approved by security holders                     1,212,000,000                           0.002                   1,045,650,000
Equity compensation plans not
approved by security holders                               -0-                             N/A                             N/A

Total                                            1,212,000,000                           0.002                   1,045,650,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                     COMMON STOCK BENEFICIALLY  PREFERRED STOCK BENEFICIALLY
                                                              OWNED (2)                   OWNED (2)
                                                     -------------------------  ----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)               NUMBER       PERCENT        NUMBER        PERCENT
----------------------------------------             -----------  ------------  -------------  -------------
Dennis N. Lauzon . . . . . . . . . . . . . . . . . .  20,010,001          23.8    980,000 (3)      67.65 (3)

Nicholas A. Cortese, Jr. . . . . . . . . . . . . . .           0             0
All directors and officers as a group (two persons).  20,010,001          23.8
<F>
___________________
*    Less than one percent.
(1)  Unless  otherwise  indicated,  the  address  for  each  of  these stockholders is c/o The Jackson Rivers
     Company, 27 Radio Circle, Mount Kisco, New York 10549,  .  Also, unless otherwise indicated, each person named  in  the  table  above  has  the  sole  voting  and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2004, the total number of outstanding shares of the common stock is 132,474,495 (before 1:2000 reverse stock split in  February  2005)_,  the total number of outstanding shares of the Series A preferred stock is 980,000 shares, and the total number of outstanding shares of the Series B preferred stock is zero.
(3)  Series A preferred stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of The Jackson Rivers Company.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 2003, a former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As part of the sale agreement, the former majority shareholder agreed to forgive the service and facility costs accrued from inception, and to accept consulting fees of $16,892 for services provided through the date of the sale.

     On February 23, 2004, Mr. Lauzon contributed to us all of his shares in JRC Global Products, Inc. as a contribution to our capital. We originally planned to issue to Mr. Lauzon 80,000,000 shares of our common stock as consideration for the contribution of all of his shares in JRC Global Products, Inc. On June 23, 2004, our board of directors formally rescinded its previously announced plans to issue 80,000,000 shares of our common stock to Dennis Lauzon in exchange for the contribution by Mr. Lauzon of all of the issued and outstanding shares in JRC Global Products, Inc., and JRT, Nevada corporations, owned by him. We will still accept the contribution of all of Mr. Lauzon's issued and outstanding shares in JRC Global Products, Inc. and JRT., but no shares of our stock will be issued to Mr. Lauzon in consideration for such contribution. Instead, we will pay Mr. Dennis Lauzon a one-time cash payment of $50,000 as consideration for Mr. Lauzon's contribution of all of the issued and outstanding shares in the two companies, owned by him and negotiating the Technology License Agreement between MTT, us, and JRT. In December 2004, Mr. Lauzon released our obligation of $50,000 cash payments pursuant to the Technology License Agreement with MTT.

     We have a Consulting Services Agreement with Radel Marketing Corporation, a company which is owned and controlled by Mr. Lauzon, our officer and director. Pursuant to the agreement we paid Radel Marketing the sum of $545,500 in 2004, which includes payment for services and miscellaneous expenses incurred while transacting business for The Jackson Rivers Company.

     Under the agreement with Radel, which is dated August 1, 2003, Radel is to provide us various services which include:

-    Business  Solutions;

-    Business  Validation;

-    Contract  Negotiations;  and

-    Public  Relations.

     We were obligated to pay Radel $8,000 weekly commencing on September 24, 2003. The agreement was renewed on January 1, 2004, to continue working with Radel Marketing to assist in building our business and bring potential opportunities to fruition. The agreement was modified to pay $4,000 weekly beginning October, 2004.

ITEM 13.     EXHIBITS.

EXHIBIT NO.                                         IDENTIFICATION OF EXHIBIT
-----------  ----------------------------------------------------------------------------------------------------------
  3.1*       Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2
             October 4, 2001).
  3.2*       Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.
  3.3**      Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.
  3.4**      Certificate of Designation for the Series B Preferred Stock, filed effective October 19, 2004.
  3.5**      Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.
  3.6**      Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005
  3.7*       Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001).
  3.8*       Amended and Restated Bylaws.
  10.1*      Consulting Services Agreement dated August 1, 2003.
  10.2*      Technology License Agreement
  14*        Code of Ethics.
  21**       Subsidiaries.
 23.1**      Consent of  Registered Independent Certified Public Accountants
 23.2**      Consent of  Registered Independent Certified Public Accountants
 23.3**      Consent of  Registered Independent Certified Public Accountants
 23.4**      Consent of  Registered Independent Certified Public Accountants
 31.1 **     Certification of Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer and
             Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
             Sec.302 of the Sarbanes-Oxley Act of 2002.
 32.1 **     Certification of Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer and
             Directorof The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
* Previously Filed
** Filed Herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth fees billed to the Company by our auditors during the fiscal years ended December 31, 2004 and 2003:

                         DECEMBER 31, 2004   DECEMBER 31, 2003
1.  Audit Fees          $           43,300  $            9,000
2.  Audit Related Fees                  --                  --
3.  Tax Fees                            --                 500
4.  All Other Fees                      --                  --
    Total Fees          $           43,300  $            9,500

     Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

     Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

     Tax fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. The tax fees relate to federal and state income tax reporting requirements.

     All other fees consist of fees for products and services other than the services reported above.

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

                                     The Jackson Rivers Company


Date: April 13, 2005.
                                     By /s/ Dennis N. Lauzon
                                       -----------------------------------------
                                       President, Chief Executive Officer,
                                       Chief Financial Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                            Date
----------------------------  -----------------------------------------  -------------
  /s/ Dennis N. Lauzon        President, Chief Executive Officer, Chief  April 13, 2005
----------------------------     Financial Officer and Director
    Dennis N. Lauzon

----------------------------
/s/ Nicholas A. Cortese, Jr.                Director                     April 13, 2005
----------------------------
  Nicholas A. Cortese, Jr.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2004 AND 2003


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



                           THE JACKSON RIVERS COMPANY

                           THE JACKSON RIVERS COMPANY
                          INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                     Page No.
                                                                    ----------
Reports of Independent Registered Certified Public Accounting Firm     F-3

Consolidated Balance Sheets:
December 31, 2004 and 2003                                             F-4

Consolidated Statements of Losses:
For the years ended December 31, 2004 and 2003                         F-5

Consolidated Statements of Stockholders' Equity:
For the years ended December 31, 2004 and 2003                         F-6

Consolidated Statements of Cash Flows:
For the years ended December 31, 2004 and 2003                         F-7

Notes to Consolidated Financial Statements                          F-8 ~ F-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP


        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------


Board  of  Directors
The  Jackson  Rivers  Company
San  Diego,  California


     We have audited the accompanying consolidated balance sheets of The Jackson Rivers Company and its wholly-owned subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of losses, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note J to the accompanying consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note J. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                 /s/RUSSELL  BEDFORD  STEFANOU  MIRCHANDANI  LLP

                                ------------------------------------------------
                                 RUSSELL  BEDFORD  STEFANOU  MIRCHANDANI  LLP
                                 Certified  Public  Accountants


McLean,  Virginia
March  17,  2005

                                       THE JACKSON RIVERS COMPANY
                                      CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2004 AND 2003

ASSETS                                                                             2004         2003
                                                                               ------------  ----------
Current assets:
   Cash and cash equivalents                                                   $     5,272   $  14,820
   Accounts receivable, net of allowance for doubtful account of $2,900 and
$0 at December 31, 2004 and 2003, respectively                                      37,800           -
  Prepaid expenses and other                                                         6,954       3,455
                                                                               ------------  ----------
    Total current assets                                                            50,026      18,275

Property and equipment, net of accumulated depreciation of $2,357 and
341 at December 31, 2004 and December 31, 2003, respectively                         9,202       3,756
                                                                               ------------  ----------

Total Assets                                                                   $    59,228   $  22,031
                                                                               ============  ==========

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Cash disbursed in excess of available funds                                  $    11,073   $       -
  Accounts payable and accrued liabilities (Note E)                                361,186      15,529
  Advances from related parties (Note D)                                                 -         100
                                                                               ------------  ----------
    Total current liabilities                                                      372,259      15,629

Commitments and contingencies                                                            -           -

(Deficiency in) stockholders' equity:
Preferred stock, par value; $.00001, 1,000,000,000 shares and none authorized at December 31, 2004 and 2003, respectively::
Series A preferred stock, par value; $.00001; 10,000,000 shares and none authorized at December 31, 2004 and 2003, respectively; 980,000 shares and none issued and outstanding at December 31, 2004 and December 31,
2003, respectively (Note B)                                                             10           -


Series B preferred stock, par value; $.00001; 10,000,000 shares and none authorized at December 31, 2004 and 2003, respectively; none issued and
outstanding at December 31, 2004 and December 31, 2003 (Note B)                          -           -
Common stock, par value; $.00001, 5,000,000,000 and 100,000,000 shares authorized at December 31, 2004 and 2003, respectively; 61,687 and 20 shares issued and outstanding at December 31, 2004 and December 31,
2003, respectively (Note B)                                                              1           -
Preferred stock dividend (Note B)                                                 (255,000)          -
Additional paid-in capital                                                       5,630,360     883,180
Stock subscription receivable (Note B)                                             (63,630)    (59,500)
Accumulated deficit                                                             (5,624,772)   (817,278)
                                                                               ------------  ----------
Total (deficiency in) stockholders' equity                                        (313,031)      6,402

Total liabilities and (deficiency in) stockholders' equity                     $    59,228   $  22,031
                                                                               ============  ==========

                      See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004          2003
                                                      ------------  ------------
Revenues:
Sales, net                                            $    40,700   $         -

Operating expenses:
Selling, general, and administrative                    4,846,192       642,257
Depreciation (Note A)                                       2,016           341
                                                      ------------  ------------
Total operating expenses                                4,848,208       642,598

Loss from operations                                   (4,807,508)     (642,598)

Other income:
Other income, debt forgiveness                                  -        12,857
Interest income                                                14             6
                                                      ------------  ------------
Total other income                                             14        12,863

Net loss before provision for income taxes             (4,807,494)     (629,735)

Provision for income taxes                                      -             -
                                                      ------------  ------------

Net loss                                              $(4,807,494)  $  (629,735)
                                                      ============  ============

Preferred stock dividend - beneficial conversion
feature (Note B)                                         (255,000)            -
                                                      ------------  ------------

Net loss attributable to common shareholders          $(5,062,494)  $  (629,735)
                                                      ============  ============


Loss per share, basic and fully diluted (Note G)      $ (1,476.81)  $(57,248.64)
                                                      ============  ============

Basic and diluted weighted average number of shares
outstanding (Note G)                                        3,428            11
                                                      ============  ============

           See accompanying notes to consolidated financial statements

                                                  THE JACKSON RIVERS COMPANY
                                CONSOLIDATED STATEMENTS OF (DEFICIENCY IN) STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                     Series A    Series A                          Additional
                                                                Preferred
                                                    Preferred     Stock     Common  Common Stock     Paid-in        Stock
                                                      Stock       Amount    Stock      Amount        Capital     Subscription
                                                    ----------  ----------  ------  -------------  -----------  --------------
BALANCE AT JANUARY 1, 2003                                  -   $        -       9  $           -  $   211,780  $           -
                                                    ==========  ==========  ======  =============  ===========  ==============
Issuance of common stock to consultants in
exchange for services rendered at approximately
73,500 per share                                           -            -       4              -      294,000              -
Issuance of common stock to employees in
exchange for options exercised at approximately
66,725 per share                                           -            -       4              -      266,900              -
Issuance of common stock to employees in
exchange for options exercised at approximately
17,000 per share                                           -            -       3              -      110,500        (59,500)
Net loss                                                    -            -       -              -            -              -
                                                    ----------  ----------  ------  -------------  -----------  --------------
BALANCE AT DECEMBER 31, 2003                                -   $        -      20  $           -  $   883,180  $     (59,500)
                                                    ==========  ==========  ======  =============  ===========  ==============
Employee compensation and proceeds received
for common stock subscribed during the year
ended December 31, 2003                                     -            -       -              -            -         59,500
Issuance of common stock to consultants in
exchange for services rendered at approximately
144 per share                                              -            -   4,607              -      665,490              -
Issuance of common stock to employees in
exchange for options exercised at approximately
119 per share                                              -            -  29,060              -    3,458,070              -
Issuance of common stock to employees in
exchange for options exercised at approximately
3.54 per share                                             -            -  18,000              -       63,630        (63,630)
Issuance of preferred stock to Company's
President in exchange for services rendered at
approximately $0.26 per share                       1,000,000           10       -              -      254,990              -
Issuance of common stock to Company's
President in exchange for conversion of
preferred stock to common stock                       (20,000)           -  10,000              -            -              -
Preferred stock dividend - beneficial conversion
feature (Note B)                                            -            -       -              -      255,000              -
Forgiveness of debt by Company's officer (Note -
D)                                                          -            -       -              -       50,000              -
Net loss                                                    -            -       -              -            -              -
                                                    ----------  ----------  ------  -------------  -----------  --------------
BALANCE AT DECEMBER 31,2004                           980,000   $       10  61,687  $           1  $ 5,630,360  $     (63,630)
                                                    ==========  ==========  ======  =============  ===========  ==============


                                                     Preferred
                                                       Stock      Accumulated
                                                     Dividend       Deficit        Total
                                                    -----------  -------------  ------------
BALANCE AT JANUARY 1, 2003                          $        -   $   (187,543)  $    24,237
                                                    ===========  =============  ============
Issuance of common stock to consultants in
exchange for services rendered at approximately
73,500 per share                                            -              -       294,000
Issuance of common stock to employees in
exchange for options exercised at approximately
66,725 per share                                            -              -       266,900
Issuance of common stock to employees in
exchange for options exercised at approximately
17,000 per share                                            -              -        51,000
Net loss                                                     -       (629,735)     (629,735)
                                                    -----------  -------------  ------------
BALANCE AT DECEMBER 31, 2003                        $        -   $   (817,278)  $     6,402
                                                    ===========  =============  ============
Employee compensation and proceeds received
for common stock subscribed during the year
ended December 31, 2003                                      -              -        59,500
Issuance of common stock to consultants in
exchange for services rendered at approximately
144 per share                                               -              -       665,490
Issuance of common stock to employees in
exchange for options exercised at approximately
119 per share                                               -              -     3,458,071
Issuance of common stock to employees in
exchange for options exercised at approximately
3.54 per share                                              -              -             -
Issuance of preferred stock to Company's
President in exchange for services rendered at
approximately $0.26 per share                                -              -       255,000
Issuance of common stock to Company's
President in exchange for conversion of
preferred stock to common stock                              -              -             -
Preferred stock dividend - beneficial conversion
feature (Note B)                                      (255,000)             -             -
Forgiveness of debt by Company's officer (Note -
D)                                                           -              -        50,000
Net loss                                                     -     (4,807,494)   (4,807,494)
                                                    -----------  -------------  ------------
BALANCE AT DECEMBER 31,2004                         $ (255,000)  $ (5,624,772)  $  (313,031)
                                                    ===========  =============  ============

                  See accompanying notes to consolidated financial statements

                                      THE JACKSON RIVERS COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                  2004         2003
                                                                                  -----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from operation                                                       $(4,807,494)  $(629,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                        2,016         341
Common stock issued in exchange for consulting services rendered (Note B)         665,490     294,000
Common stock issued in exchange for employee services rendered and
related transaction costs (Note B and C)                                        2,007,056      67,624
Employee compensation and transaction costs in connection with common
stock subscribed (Note B)                                                           6,373           -
Preferred stock issued in exchange for management fees (Note B)                   255,000           -
Loss from disposal of equipment                                                         -       1,272
(Increase) in accounts receivable                                                 (37,800)          -
(Increase) decrease in prepaid expenses and other                                  (3,499)      1,547
Increase in cash disbursed in excess of available funds                            11,073           -
Increase (decrease) in accounts payable and accrued liabilities                   395,657       4,082
                                                                              ------------  ----------
Net cash (used in) operating activities                                        (1,506,128)   (260,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                               (7,462)     (4,098)
                                                                              ------------  ----------
Net cash (used in) investing activities                                            (7,462)     (4,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) related party advances                                 (100)        100
Proceeds from the sale of common stock subscribed, net of costs and fees
(Note B)                                                                           53,127           -
Proceeds from the sale of common stock, net of costs and fees (Note B)          1,451,015     250,276
                                                                              ------------  ----------
Net cash provided by financing activities                                       1,504,042     250,376

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (9,548)    (14,591)
Cash and cash equivalents at beginning of year                                     14,820      29,411
                                                                              ------------  ----------
Cash and cash equivalents at end of year                                      $     5,272   $  14,820
                                                                              ============  ==========

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                                      $         -   $       -
Cash paid during the period for income taxes                                            -           -
Common stock issued in exchange for consulting services rendered (Note B)         665,490     294,000
Preferred stock issued in exchange for management fees (Note B)                   255,000           -
Common stock issued in exchange for employee services rendered and
related transaction costs (Note B and C)                                        2,007,056      67,624
Employee compensation and transaction costs in connection with common
stock subscribed (Note B)                                                           6,373           -
Debt forgiveness (Note D and E)                                                    50,000      12,857
Preferred stock dividend - beneficial conversion feature (Note B)                (255,000)          -
Employee stock purchase plan: (Note B)
Common stock issued under employee stock purchase plan                          3,521,701     377,400
Less: stock subscription receivable                                               (63,630)    (59,500)
Less: common stock retained by employees and related transaction costs         (2,007,056)    (67,624)
                                                                              ------------  ----------
Net proceeds from the sale of common stock                                    $ 1,451,015   $ 250,276
                                                                              ============  ==========

                      See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

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

Revenue  Recognition
--------------------
The Company follows a policy of recognizing revenues as services are provided. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company did not incur advertising costs during the years ended December 31, 2004 and 2003.

                            THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Cash  Equivalents
-----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property  and  Equipment
------------------------

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives of the assets. Depreciation expense included as a charge to operations amounted $$2,016 and $341 for the years ended December 31, 2004 and 2003, respectively.

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

Earnings  Per  Share
--------------------

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

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Impairment  of  Long-Lived  Assets
----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Research  and  Development
--------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no research and product development costs for the years ended December 31, 2004 and 2003.

Concentrations  of  Credit  Risk
--------------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company will periodically review its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $2,900 and $0 at December 31, 2004 and December 31, 2003, respectively.

Fair  Value  of  Financial  Instruments
---------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2004 (see Note C).

Liquidity
---------

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,807,494 and $629,735 for the years ended December 31, 20004 and 2003, respectively. The Company's current liabilities exceeded its current assets by $322,233 as of December 31, 2004.

Comprehensive  Income
---------------------

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

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Segment  Information
--------------------

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

New  Accounting  Pronouncements
-------------------------------

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  A  -  SUMMARY  OF  SIGNIICANT  ACCOUNTING  POLICIES  (CONTINUED)

New  Accounting  Pronouncements  (Continued)
--------------------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE  B  -  CAPITAL  STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value $0.001 per share. In August 2004, the Company filed the Article of Amendment to the Articles of Incorporation to increase the authorized shares to be 2,180,000,000, of which 1,980,000,000 shares shall be common shares with a par value $0.001 per share, and 200,000,000 shares shall be preferred shares with a par value $0.001 per share. In November 2004, the Company's board of directors approved an amendment to the Articles of Incorporation to increase the authorized common shares from 1,980,000,000 to 5,000,000,000 shares, with a par value $0.00001 per share, and increase the authorized preferred shares from 200,000,000 to 1,000,000,000 shares, with a par value $0.00001 per share. In
November 2004, the Company effected a one one-for-one thousand reverse stock split of its authorized and outstanding shares of common stock. Subsequent to the date of the financial statements, the Company effected a one one-for-two thousand reverse stock split of its authorized and outstanding shares of common stock in February 2005. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split in November 2004 and February 2005. As of December 31, 2004 and 2003, the Company has 61,687 and 20 shares of common stock issued and outstanding, respectively.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  B  -  CAPITAL  STOCK  (CONTINUED)

Effective October 18, 2004, the Company designated 10,000,000 shares of its preferred stock as the Series A Preferred Stock. Each share of the series A preferred stock is convertible into 1,000 shares of the Company's common stock. On all matters submitted to a vote of the Company's security holders, a holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 2,000. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. As of December 31, 2004 and 2003, the Company has 980,000 shares and none Series A preferred stock issued and outstanding, respectively.

Effective October 18, 2004, the Company also designated 10,000,000 shares of its preferred stock as the Series B Preferred Stock. Each share of the series B preferred stock is convertible into shares of the Company's common stock at 80 percent of the OTCBB, (or such other exchange or market on which the Common Stock is then listed, if the Common Stock is not listed on the OTCBB) five-day average closing bid price for each share of the common stock for the five days prior to the date of the conversion. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series B Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series B Preferred Stock. As of December 31, 2004 and 2003, the Company has no Series B preferred stock issued and outstanding.

During the year ended December 31, 2003, the Company issued an aggregate of 4 shares of common stock to consultants in exchange for $294,000 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered. The Company issued an aggregate of 7 shares of common stock to officers and employees for stock options exercised for a total of $377,400, which approximated 85% of the fair value of the shares issued on the date of the options were exercise (see Note C). The Company received $250,276 of proceeds, net of costs and fees. Stock subscription of $59,500 was due to the Company and compensation and related transaction costs of $67,624 were charged to income during the year ended December 31, 2003.

During the year ended December 31, 2004, the Company received the received $53,127 of proceeds for the $59,500 of common stock subscribed in December 2003, the remaining balance of $6,373 was charged to operations as compensation and transaction costs for the year ended December 31, 2004. The Company issued an aggregate of 4,607 shares of common stock to consultants in exchange for $665,490 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered. The Company issued an aggregate of 47,060 shares of common stock to officers and employees for stock options exercised for a total of $3,521,701, which approximated 85% of the fair value of the shares issued on the date of the options were exercise (see Note
C). The Company received $1,451,015 of proceeds, net of costs and fees. Stock subscription of $63,630 was due to the Company and compensation and related transaction costs of $2,007,056 were charged to income during the year ended December 31, 2004.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  C  -  EMPLOYEE  STOCK  INCENTIVE  PLAN

In November 2004, the Company issued an aggregate of 1,000,000 shares of Series A preferred stock to its President and CEO in exchange for $255,000 of management fees. The reverse stock split had no effect on the ratio of the conversion with respect to the preferred stock. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the preferred stock in connection with the Company's reverse stock split. The Company recognized and measured an aggregate of $255,000, which equals to the intrinsic value of the imbedded beneficial conversion feature, to additional paid-in capital and a return to the preferred stock holders. Since the preferred shares were convertible at the date of issuance, the return to the preferred shareholder attributed to the beneficial conversion feature has been recognized in full at the date the preferred stock was issued.

In November 2004, the Company's President and CEO converted 20,000 shares of the Series A preferred stock into 10,000 shares (20,000,000 pre-split shares) of the Company's restricted common stock.

In August 2003, the Company established the 2003 Employee Stock Incentive Plan (the "Plan"). The purpose of the Plan is to provide officers and employees, who make significant contributions to the long-term growth and performance of the Company, with equity-based compensation incentives, and to attract and retain quality employees. The Plan is administered by a Compensation Committee (the "Committee") appointed by the board of directors of the Company. The number of shares authorized under the Plan shall not be proportionately adjusted in the event of any increase or decrease in the number of the issued shares of the common stock which results from any stock split.

The maximum number of shares of common stock that may be awarded or issued under the Plan was 17,000,000 shares. In January 2004, Company established the 2004 Employee Stock Incentive Plan and the maximum number of shares of common stock that may be awarded or issued under the 2004 Plan is 50,000,000 shares. In September 2004, the Company increased the maximum number of shares of common stock that may be awarded or issued to 400,000,000 shares. In December 2004, the Company increased the maximum number of shares of common stock that may be awarded or issued to 800,000,000 shares.

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. An aggregate of 47,060 and 7 post-stock split options were granted and all options were exercised on the grant date during the year ended December 31, 2004 and 2003, respectively (Note B). There are no stock options outstanding as of December 31, 2004.

NOTE  D  -  RELATED  PARTY  TRANSACTIONS

In June 2003, a former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As part of the sale agreement, the former majority shareholder agreed to forgive the service and facility costs accrued from inception, and to accept consulting fees of $16,892 for services provided through the date of the sale. As a result of the forgiveness of service and facility costs, the Company recognized $12,857 as other income during the year ended December 31, 2003.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  D  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

An entity controlled by the Company's President has advanced funds to the Company for working capital purposes. The amount of the advances at December 31, 2003 is $100. During the year ended December 31, 2004, the amount was paid in full. On January 1, 2004, the Company entered into a one-year consulting agreement with the entity controlled by the Company's President ("Consultant") whereby the Company compensates the Consultant $8,000 per week for consulting services rendered. The Company also engaged the Consultant on different projects of marketing development, contract negotiation, and public relations. Total consulting fees paid to Consultant amounted $545,500 for the year ended December 31, 2004.

In December 2004, the Company's President released the Company's obligation of $50,000 accrued liabilities payable to the Company's President pursuant to the Technology License Agreement with Multitrade Technologies LLC (Note E). The Company's President is also a significant shareholder of the Company. As a result of the forgiveness of debts, the Company accounted for the $50,000 as additional paid-in capital contributed by the Company's President during the year ended December 31, 2004.

NOTE  E  -  ACCOUNTS  PAYABLE  AND  ACCRUED  LAIBILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are as follows:

                                                      2004      2003
                                                      ----      ----
Accrued expenses                                    $149,195  $15,529

Accrued payroll, payroll expenses and taxes           11,991        -

Accrued liabilities in connection with MTT license   200,000        -
                                                    --------  -------
Total                                               $361,186  $15,529
                                                    ========  =======

In February 2004, the Company and its wholly owned subsidiary, Jackson Rivers Technologies, Inc., ("JRT") entered into an LLC Interest Purchase Agreement with Multitrade Technologies LLC, a Delaware limited liability company ("MTT") pursuant to which JRT purchased all of the assets of MTT which were related to MTT's business of software development and the licensing to sell the software (the "Acquisition"). In June 2004, the Company and JRT rescinded the Acquisition, and entered into a Technology License Agreement ("Agreement") with MTT, whereby the Company has the exclusive, worldwide sublicense to commercialize certain software technologies from MTT. Pursuant to the Agreement, the Company is obligated to make a one-time cash payment to MTT in the amount of $200,000 and a one-time cash payment of $50,000 to the Company's President (Note D). During the year ended December 31, 2004, the Company has charged license fees in the amount of $250,000 to operations. As of December 31, 2004, the fees are unpaid and the Company plans to issue a promissory note in the amount of $200,000 to MTT. As of December 31, 2004, the Company and MTT have not finalized the terms of the note agreement, and all unpaid fees to MTT in the amount of $200,000 are included in the Company's accrued liabilities. In December 2004, the Company's President released the Company's obligation of $50,000 accrued liabilities payable to the Company's President pursuant to the Technology License Agreement with MTT. As a result of the forgiveness of debts, the Company accounted for the $50,000 as additional paid-in capital contributed by the Company's President during the year ended December 31, 2004 (Note D). In connection with the Agreement, the Company is also obligated to pay to MTT $20,000 per month of royalty and sales support fees and any additional royalty based on a percentage of sales during the first year of the Agreement. Unpaid royalty and sales support fees at December 31, 2004 included in accrued liabilities were $61,750.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  F  -  INCOME  TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $5,624,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,912,000. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components  of  deferred  tax  assets  as  of  December 31, 2004 are as follows:

Non-Current:
Net operating loss      $ 1,912,000
carryforward
Valuation allowance      (1,912,000)
                        ------------
Net deferred tax asset  $         -
                        ============

NOTE  G  -  LOSSES  PER  COMMON  SHARE

The following table presents the computation of basic and diluted loss per share. The numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

                                                2004          2003
                                            ------------  -------------
Net loss available for common shareholders  $(5,062,494)  $   (629,735)
                                            ============  =============
Basic and fully diluted loss per share      $ (1,476.81)  $( 57,248.64)
                                            ============  =============
Weighted average common shares outstanding        3 428             11
                                            ============  =============

NOTE  H  -  BUSINESS  CONCENTRATION

Revenue from two customers amounted $40,700 or 100% of sales for the year ended December 31, 2004. The Company generated no revenues during the year ended
December  31,  2003.

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Agreement
----------------

The Company entered into a six-month agreement leasing office spaces in San Diego, California. Monthly rental under the lease is $2,318, expires on January 31, 2005. In February 2004, the Company entered into an agreement leasing a corporate apartment in San Diego, California. Monthly rental under the lease is $2,995 ($1,995 to be paid by the Company and $1,000 paid by employees) expires on February 28, 2005. The Company also leases office space under a sub-lease agreement for office spaces in New York, NY. Monthly rental under the lease is $975, expires on April 30, 2005. Commitments for minimum rentals under non cancelable leases at December 31, 2004 amounted $10,208.

Total rental expenses charged to income were $55,982 and $5,780 for the years ended December 31, 2004 and 2003, respectively.

Litigation
----------

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE  J  -  GOING  CONCERN  MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended December 31, 2004 and 2003, the Company has incurred a loss of $4,807,494 and $629,735, respectively. The Company's current liabilities exceeded its current assets by $322,233 as of December 31, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE  K  -  SUBSEQUENT  EVENTS

On February 1, 2005, the Company effected a one one-for-two thousand reverse stock split of its authorized and outstanding shares of common stock. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.