Form 10QSB
period 2005-03-31
JACKSON RIVERS CO
filed 2005-05-23
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-70932

                           THE JACKSON RIVERS COMPANY
                 (Name of small business issuer in its charter)

                 FLORIDA                                 65-1102865
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
     of incorporation or organization)

         402 W. BROADWAY STE. 400                          92101
              SAN DIEGO, CA                             (Zip Code)
(Address of principal executive offices)

                                 (619) 615-4242
                          (Issuer''s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2005, the issuer had 598,732,720 shares of its common stock issued and outstanding.

Transitional  Small  Business  Disclosure  Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   1
   Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .
             Condensed Consolidated Balance Sheets:
             March 31, 2005 and December 31, 2004

             Condensed Consolidated Statements of Losses:
             Three Months ended March 31, 2005 and 2004

             Condensed Consolidated Statements of Cash Flows:
             Three Months ended March 31, 2005 and 2004

             Notes to Unaudited Condensed Consolidated Financial Information:
             March 31, 2005
   Item 2.  Management's Discussion and Analysis or Plan of Operation. . . .
   Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .
   Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .
   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . .
   Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . .
   Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .
   Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .
   Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . .

                         PART I - FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

                           THE JACKSON RIVERS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                              March 31, 2005    December 31.2004
                                                                   ----------------  ------------------
Current assets:
  Cash and cash equivalents                                        $         6,950   $           5,272
  Accounts receivable, net of allowance for doubtful account of
    2,900 at March 31, 2005 and December 31, 2004                           21,905              37,800
  Inventory, net                                                            10,662                   -
  Prepaid expenses and other                                                15,397               6,954
                                                                   ----------------  ------------------
    Total current assets                                                    54,914              50,026

Property and equipment, net of accumulated depreciation of
2,935 and $2,357 at March 31, 2005 and December 31, 2004,
Respectively                                                                 8,624               9,202
                                                                   ----------------  ------------------

Total Assets                                                       $        63,538   $          59,228
                                                                   ================  ==================

LIABILITIES AND (DEFICIENCY IN)
STOCKHOLDERS' EQUITY
Current liabilities:
  Cash disbursed in excess of available funds                      $         4,874   $          11,073
  Accounts payable and accrued liabilities                                 403,943             361,186
                                                                   ----------------  ------------------
    Total current liabilities                                              408,817             372,259

Commitments and contingencies                                                    -                   -

(Deficiency in) stockholders' equity:
Preferred stock, par value $.00001 per share, 1,000,000,000 shares authorized:

Series A preferred stock, par value $.00001 per share,
10,000,000 shares authorized; 960,000 and 980,000 shares
issued and outstanding at March 31, 2005 and December 31,
2004, respectively                                                              10                  10

Series B preferred stock, par value $.00001 per share,
10,000,000 shares authorized; none issued and outstanding at
March 31, 2005 and December 31, 2004                                             -                   -

Common stock, par value $.00001 per share, 5,000,000,000
shares authorized; 658,732,720 and 61,687 shares issued and
outstanding at March 31, 2005 and December 31, 2004,
respectively                                                                 6,587                   1

Additional paid-in capital                                               6,753,098           5,630,360
Stock subscription receivable                                               (7,800)            (63,630)
Accumulated deficit                                                     (7,097,174)         (5,879,772)
                                                                   ----------------  ------------------
Total (deficiency in) stockholders' equity                                (345,279)           (313,031)

Total liabilities and (deficiency in) stockholders' equity         $        63,538   $          59,228
                                                                   ================  ==================

     See accompanying notes to the unaudited condensed consolidated financial information

                           THE JACKSON RIVERS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                  (UNAUDITED)

                                                   For the three months ended March 31,
                                                       2005                   2004
                                                -------------------  ----------------------
Revenues:
Sales, net                                      $            7,907   $                   -
Cost of sales                                                2,655                       -
                                                -------------------  ----------------------
Gross profit                                                 5,252                       -

Operating expenses:
Selling, general, and administrative                     1,222,085                 739,654
Acquisition costs                                                -               1,000,000
Depreciation                                                   578                     407
                                                -------------------  ----------------------
Total operating expenses                                 1,222,663               1,740,061

Loss from operations                                    (1,217,411)             (1,740,061)

Other income:
Interest income, net                                             9                       6
                                                -------------------  ----------------------
Total other income                                               9                       6

Net loss before provision for income taxes              (1,217,402)             (1,740,055)

Provision for income taxes                                       -                       -
                                                -------------------  ----------------------

Net loss                                        $       (1,217,402)  $          (1,740,055)
                                                ===================  ======================

Loss per share, basic and assuming dilution     $            (0.01)  $          (60,693.23)
                                                ===================  ======================

Basic and diluted weighted average number of
  shares outstanding                                   141,323,093                      29
                                                ===================  ======================

     See accompanying notes to the unaudited condensed consolidated financial information

                                          THE JACKSON RIVERS COMPANY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                      For the three months ended March 31,
                                                                           2005                  2004
                                                                    -------------------  ---------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from operation                                             $       (1,217,402)  $         (1,740,055)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                                                       578                    407
Common stock issued in exchange for consulting services rendered               181,640                260,000
Common stock issued in exchange for employee services rendered and
related transaction costs                                                      823,458                 95,695

Employee compensation and transaction costs in connection with                       -                  6,372
common stock subscribed

Common stock to be issued in exchange for acquisition costs                          -              1,000,000
Decrease in accounts receivable                                                 15,895                      -
(Increase) in inventory                                                        (10,662)                     -
(Increase) in prepaid expenses and other                                        (8,443)                (3,278)
(Decrease) cash disbursed in excess of available funds                          (6,200)                     -
Increase in accounts payable and accrued liabilities                            42,756                  5,274
                                                                    -------------------  ---------------------
Net cash (used in) operating activities                                       (178,379)              (375,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                 -                 (6,392)
                                                                    -------------------  ---------------------
Net cash (used in) investing activities                                              -                 (6,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock and common stock                        180,057                467,432
                                                                    -------------------  ---------------------
subscribed, net of costs and fees
Net cash provided by financing activities                                      180,057                467,432

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,678                 85,455
Cash and cash equivalents at beginning of period                                 5,272                 14,820
                                                                    -------------------  ---------------------
Cash and cash equivalents at end of period                          $            6,950   $            100,275
                                                                    ===================  =====================


     See accompanying notes to the unaudited condensed consolidated financial information

                                      THE JACKSON RIVERS COMPANY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                              (UNAUDITED)

                                                              For the three months ended March 31,
                                                                    2005                 2004
                                                             -------------------  -------------------
Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                     $                -   $                -
Cash paid during the period for income taxes                                  -                    -
Common stock issued in exchange for consulting services
  rendered                                                              181,640              260,000

Common stock issued in exchange for employee services
  rendered and related transaction costs                                823,458               95,695

Employee compensation and transaction costs in connection
  with common stock subscribed                                                -                    -

Common stock to be issued in exchange for acquisition costs                   -            1,000,000

Employee stock purchase plan:

Common stock issued under employee stock purchase plan                  947,685              510,000
Add: common stock subscribed in prior period                             63,630               53,127
Less: stock subscription receivable                                      (7,800)                   -
Less: common stock retained by employees and related
  transaction costs                                                    (823,458)             (95,695)
                                                             -------------------  -------------------
Net proceeds from the sale of common stock                   $          180,057   $          467,432
                                                             ===================  ===================

     See accompanying notes to the unaudited condensed consolidated financial information

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The Jackson Rivers Company (the ""Company"") was incorporated on May 8, 2001 under the laws of the State of Florida. The Company was a ""development stage enterprise"" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004. The Company is currently engaged in the business of developing and providing customized information management systems. During the first quarter 2005, the Company's wholly owned subsidiary, JRC Global Products, Inc., began to market hair extension and replacement systems.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jackson Rivers Technologies, Inc. and JRC Global Products, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock  Based  Compensation
--------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005 (Note C).

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock  Based  Compensation  (Continued)
---------------------------------------

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods'' data to the current presentation. These reclassifications had no effect on reported losses.


NOTE  B  -  CAPITAL  STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value $0.001 per share. In August 2004, the Company filed the Article of Amendment to the Articles of Incorporation to increase the authorized shares to be 2,180,000,000, of which 1,980,000,000 shares shall be common shares with a par value $0.001 per share, and 200,000,000 shares shall be preferred shares with a par value $0.001 per share. In November 2004, the Company's board of directors approved an amendment to the Articles of Incorporation to increase the authorized common shares from 1,980,000,000 to 5,000,000,000 shares, with a par value $0.00001 per share, and increase the authorized preferred shares from 200,000,000 to 1,000,000,000 shares, with a par value $0.00001 per share. In
November 2004, the Company effected a one one-for-one thousand reverse stock split of its authorized and outstanding shares of common stock. In February 2005, the Company effected a one one-for-two thousand reverse stock split of its authorized and outstanding shares of common stock. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split in November 2004 and February 2005. As of March 31, 2005 and December 31, 2004, the Company has 658,732,720 and 61,687 shares of common stock issued and outstanding, respectively.

Effective October 18, 2004, the Company designated 10,000,000 shares of its preferred stock as the Series A Preferred Stock. Each share of the series A preferred stock is convertible into 1,000 shares of the Company's common stock. On all matters submitted to a vote of the Company's security holders, a holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 2,000. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. As of March 31, 2005 and December 31, 2004, the Company has 960,000 and 980,000 shares of Series A preferred stock issued and outstanding, respectively.

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE  B  -  CAPITAL  STOCK  (CONTINUED)

Effective October 18, 2004, the Company also designated 10,000,000 shares of its preferred stock as the Series B Preferred Stock. Each share of the series B preferred stock is convertible into shares of the Company's common stock at 80 percent of the OTCBB, (or such other exchange or market on which the Common Stock is then listed, if the Common Stock is not listed on the OTCBB) five-day average closing bid price for each share of the common stock for the five days prior to the date of the conversion. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series B Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series B Preferred Stock. As of March 31, 2005 and December 31, 2004, the Company has no Series B preferred stock issued and outstanding.

During the three months ended March 31, 2005, the Company issued an aggregate of 123,530,000 shares of common stock to consultants in exchange for $181,640 of services rendered, which approximated the fair value of the shares issued during the period the services were rendered. The Company issued an aggregate of 515,141,033 shares of common stock, valued at $939,885, to officers and employees for stock options exercised (Note C). The Company received $180,057 of proceeds in connection with common shares issued to employees for common stock subscribed and stock options exercised, net of costs and fees. Stock subscription of $7,800 was due to the Company at March 31, 2005 and compensation and related transaction costs of $823,458 were charged to operations during the period ended March 31, 2005. Additionally, the Company's President and CEO converted 20,000 shares of the Series A preferred stock into 20,000,000 shares of the Company's restricted common stock.

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

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. An aggregate of 515,141,033 stock options were granted to employees during the period ended March 31, 2005, and all options were exercised on the grant date (Note B). There are no stock options outstanding at March 31, 2005.

NOTE  D  -  SUBSEQUENT  EVENTS

Subsequent to the date of financial statements, the Company canceled an aggregate of 60,000,000 shares of common stock, valued at $7,800, issued to employees in connection with stock options exercised in March 2005.

ITEM  2.     MANAGEMENT''S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is ""forward looking"" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

GENERAL

     The Jackson Rivers Company was incorporated on May 8, 2001 under the laws of the State of Florida. We were a ""development stage enterprise"" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004. Beginning in 2004, we entered the business of developing and providing customized information management systems. In 2005, JRC Global Products, our wholly-owned subsidiary, has begun to market hair extension and replacement systems.

RECENT EVENTS

     During the first quarter of 2005, JRC Global Products, our wholly-owned subsidiary, has hired a President and Vice President to head up efforts to market and distribute the Raphael Basante Hair Systems' line of hair products and services. We plan to market and distribute the patented Raphael Basante hair extension and replacement systems to the general salon market, distributors and train salon professionals to use the system worldwide.

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

     JRC Global Products, dba Raphael Basante Hair Systems, made its debut appearance April 17 through 19, exhibiting at the International Beauty Show at the Jacob Javits Center in New York, NY. On display, and demonstrated, were the Company''s breakthrough hair extension and replacement systems and products, Visions, where the client's existing hair is pulled through openings in the center of the base of the extension or hair replacement. In addition, the more conventional method, called Vision Tips, was made available, where the hair is glued with a heating device to the clients' existing hair.

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

RECENT CHANGES IN OUR CAPITAL STRUCTURE.

     In November 2004, our board of directors approved an amendment to the Articles of Incorporation to increase the authorized common shares. Effective January 31, 2005, we amended our articles of incorporation to authorize 5,000,000,000 shares of common stock, par value $0.00001 per share, and 1,000,000,000 shares of preferred stock, par value $0.00001 per share.

     Effective February 1, 2005, we implemented a reverse split of our issued and outstanding common stock on the basis of one post-consolidation share for each 2,000 pre-consolidation shares

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total net sales and revenues were at $7,907 for the three months ended March 31, 2004 compared to $0 for the prior period, an increase of 100 percent. In the first quarter 2005, JRC Global Products, our wholly-owned subsidiary, begun to market hair extension and replacement systems.

     Our gross profit for the three months ended March 31, 2005 compared to 2004 increased to 5,252 from $0. Gross margin as a percentage of sales increased to 66 percent in 2005 from 0 percent in 2004. This was attributable to JRC Global Products's sales in the first quarter 2005.

     Total operating expenses for the three months ended March 31, 2005 compared to 2004 decreased by $517,398 to $1,222,663 from $1,740,061 in the prior period.

     Operating loss decreased to a loss of $1,217,411 from a loss of $1,740,061 for the three months ended March 31, 2005. This was primarily attributable to $1,000,000 of acquisition costs recorded during the quarter ended March 31, 2004 in connection with an LLC Interest Purchase Agreement with Multitrade Technologies LLC ("MTT") dated February 2004. In June 2004, the Company had rescinded the Agreement.

LIQUIDITY AND CAPITAL RESOURCES

     As  of  March  31, 2005, we had a deficiency in working capital of $353,903

     During the three months ended March 31, 2005 the Company has incurred a operating cash flow deficit of $ 178,379. We met our cash requirements through the issuance of common tock under our Employee Stock Incentive Plan as registered on SEC Form S-8 of $ 180,057.

     By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

     While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

     The effect of inflation on the Company's operating results was not significant. The Company's operations are located in North America and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

     The Company's independent certified public accountant has stated in their report included in the Company's December 31, 2004 Form 10-KSB, that the Company has experienced difficulty in generating cash flow to meet its obligations and sustain operations , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, ""Accounting for Stock Issued to Employees,"" and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, ""Inventory Pricing,"" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ""under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges."" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of ""so abnormal."" In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM  3.     CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission''s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF PROCEEDS.

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Effective  January  31,  2005,  our  majority  stockholder  voted  to:

- Ratify the November 22, 2004 amendment to our articles of incorporation to change the par value of our common and preferred stock from $0.001 per share to $0.00001 per share;

- Ratify the November 22, 2004 reverse split of our common stock on the basis of one post-consolidation share for each one thousand pre-consolidation shares;

- Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 1,980,000,000 to 5,000,000,000 shares;

- Approve an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 200,000,000 to 1,000,000,000 shares;

- Grant discretionary authority to our board of directors to implement a reverse split of our common stock on the basis of one post-consolidation share for up to each 2,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

- Approve the following Stock Plans of The Jackson Rivers Company (the ""Stock Plans""):

     a) Employee Stock Incentive Plan for the Year 2004 No. 3, adopted by the directors on August 9, 2004 with 150,000,000 shares available for issuance under the Plan;

     b) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 3, adopted by the directors on August 9, 2004, with 49,000,000 shares available for issuance under the Plan;

     c) Employee Stock Incentive Plan for the Year 2004 No. 4, adopted by the directors on September 8, 2004 with 400,000,000 shares available for issuance under the Plan; and

     d) Non-Employee Directors and Consultants Retainer Stock Plan for the Year 2004 No. 4, adopted by the directors on September 8, 2004, with 99,000,000 shares available for issuance under the Plan

     Dennis N. Lauzon, our president, chief executive officer and director, held 42,000,000 shares of our common stock and 960,000 shares of our Series A preferred stock on the record date for the above-described actions. Each share of our common stock is entitled to one vote on all matters brought before the stockholders and each share of our Series A preferred stock outstanding entitles the holder to 2,000 votes of the common stock on all matters brought before the stockholders. Therefore, Mr. Lauzon had the power to vote 1,982,000,000 shares of the common stock, which number was sufficient to approve each of the corporate actions described above without the concurrence of any of our other stockholders.

ITEM  5.  OTHER  INFORMATION.

     The offices located at 27 Radio Circle, Mount Kisco, NY, were closed effective April 30, 2005.

ITEM  6.  EXHIBITS.

EXHIBIT NO.                               IDENTIFICATION OF EXHIBIT
-----------                               -------------------------
      3.1**  Articles of Incorporation.
      3.2**  Articles of Amendment to Articles of Incorporation.
      3.3**  Articles of Amendment to Articles of Incorporation
      3.4**  Articles of Amendment to Articles of Incorporation
      3.5**  Certificate of Designation establishing our Series A Preferred Stock.
      3.6**  Certificate of Designation establishing our Series B Preferred Stock.
      3.7**  Amended and Restated Bylaws.
     10.1**  Consulting Services Agreement.
     10.2**  Technology License Agreement.
     31.1*   Certification of Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer
             and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.Sec.1350, as adopted pursuant to Sec.Sec.302 of the Sarbanes-Oxley Act of 2002.
     32.1*   Certification of Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer
             and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.Sec.1350, as adopted pursuant to Sec.Sec.906 of the Sarbanes-Oxley Act of 2002.


__________
*   Filed  herewith.
**  Previously  Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        The Jackson Rivers Company
                        Dated May 23, 2005.
                        By /s/ Dennis N. Lauzon
                           ---------------------
                           Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer and Director