Form 10QSB
period 2005-06-30
JACKSON RIVERS CO
filed 2005-08-22
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-70932

                           THE JACKSON RIVERS COMPANY
                 (Name of small business issuer in its charter)


               FLORIDA                                           65-1102865
    (State or other jurisdiction                              (I.R.S. Employer
  of incorporation or organization)                          Identification No.)


    402 WEST BROADWAY, SUITE 400                                    92101
       SAN DIEGO, CALIFORNIA                                     (Zip Code)
(Address of principal executive offices)

                                 (619) 615-4242
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2005, the issuer had 8,177,624 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .
  Item 1.  Financial Statements (Unaudited). . . . . . . . . . . . . . . . . . .  __
                Condensed Consolidated Balance Sheets:
                June 30, 2005 and December 31, 2004

                Condensed Consolidated Statements of Losses:
                Three and Six Months ended June 30, 2005 and 2004

                Condensed Consolidated Statements of Cash Flows:
                Six Months ended June 30, 2005 and 2004

                Notes to Unaudited Condensed Consolidated Financial Information:
                June 30, 2005
  Item 2.  Management's Discussion and Analysis or Plan of Operation . . . . . .  __
  Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .  __
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .  __
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .  __
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds . . . . .  __
  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . .
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . .
  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .  __
  Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  __
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  __
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002. . . . .  __
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002. . . . . .

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                                          THE JACKSON RIVERS COMPANY
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                          June 30, 2005      December 31.2004
                                                                        ------------------  ------------------
Current assets:
Cash and cash equivalents                                               $           1,004   $           5,272
Accounts receivable, net of allowance for doubtful account of $3,010
at June 30, 2005 and December 31, 2004                                             22,698              37,800
Inventory, net                                                                     38,022                   -
Prepaid expenses and other                                                          9,985               6,954
                                                                        ------------------  ------------------
    Total current assets                                                           71,709              50,026

Property and equipment, net of accumulated depreciation of $3,513                   8,496               9,202
and $2,357 at June 30, 2005 and December 31, 2004, respectively         ------------------  ------------------

Total Assets                                                            $          80,205   $          59,228
                                                                        ==================  ==================

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
Current liabilities:
Cash disbursed in excess of available funds                             $           1,279   $          11,073
Accounts payable and accrued liabilities                                          556,737             361,186
Related party advances                                                              2,000                   -
Other advances                                                                     50,000                   -
                                                                        ------------------  ------------------
    Total current liabilities                                                     610,016             372,259

Commitments and contingencies                                                           -                   -

(Deficiency in) stockholders' equity:

Preferred stock, par value $.00001 per share, 1,000,000,000 shares authorized:

Series A preferred stock, par value $.001 per share, 10,000,000 shares authorized; 960,000 and 980,000 shares issued and outstanding at
June 30, 2005 and December 31, 2004, respectively                                      10                  10

Series B preferred stock, par value $.001 per share, 10,000,000 shares authorized; none issued and outstanding at June 30, 2005 and
December 31, 2004                                                                       -                   -

Common stock, par value $.00001 per share, 10,000,000 shares and
5,000,000,000 shares authorized at June 30, 2005 and December 31,
2004, respectively; 8,177,624 and 123 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively                                   82                   -

Additional paid-in capital                                                      6,840,993           5,630,361
Stock subscription receivable                                                      (3,600)            (63,630)
Accumulated deficit                                                            (7,367,296)         (5,879,772)
                                                                        ------------------  ------------------
Total (deficiency in) stockholders' equity                                       (529,811)           (313,031)

Total liabilities and (deficiency in) stockholders' equity              $          80,205   $          59,228
                                                                        ==================  ==================

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                                         THE JACKSON RIVERS COMPANY
                                CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                (UNAUDITED)

                                               For the three months              For the six months
                                                  ended June 30,                   ended June 30,
                                              2005             2004             2005             2004
                                         ---------------  ---------------  ---------------  ---------------
Revenues:
Sales, net                               $       33,303   $            -   $       41,210   $            -
Cost of sales                                     9,267                -           11,922                -
                                         ---------------  ---------------  ---------------  ---------------
Gross profit                                     24,036                -           29,288                -

Operating expenses:
Selling, general, and administrative            293,581          737,455        1,515,666        1,477,109
Rescission of acquisition                             -       (1,000,000)               -                -
License fees                                          -          250,000                -          250,000
Depreciation                                        578              524            1,156              931
                                         ---------------  ---------------  ---------------  ---------------
Total operating expenses                        294,159          (12,021)       1,516,822        1,728,040

Income (loss) from operations                  (270,123)          12,021       (1,487,534)      (1,728,040)

Other income (expense):
Interest income (expense), net                        1               (3)              10                3
                                         ---------------  ---------------  ---------------  ---------------
Total other income (expense)                          1               (3)              10                3

Net income (loss) before provision for
income taxes                                   (270,122)          12,018       (1,487,524)      (1,728,037)

Provision for income taxes                            -                -                -                -
                                         ---------------  ---------------  ---------------  ---------------

Net income (loss)                        $     (270,122)  $       12,018   $   (1,487,524)  $   (1,728,037)
                                         ===============  ===============  ===============  ===============

Earnings (loss) per share, basic and
diluted                                  $        (0.06)  $       12,018   $        (0.60)  $   (1,728,037)
                                         ===============  ===============  ===============  ===============

Weighted average number of shares
outstanding (basic and diluted)               4,655,116                0        2,481,402                0
                                         ===============  ===============  ===============  ===============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                                  THE JACKSON RIVERS COMPANY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                      For the six months
                                                                        ended June 30,
                                                                     2005           2004
                                                                 -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss from operations                                         $ (1,487,524)  $ (1,728,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                            1,156            931
Common stock issued in exchange for consulting services
rendered                                                              181,640        467,650
Common stock issued in exchange for employee services rendered
and related transaction costs                                         888,369        261,928
Employee compensation and transaction costs in connection with
common stock subscribed                                                     -          6,373
(Increase) decrease in accounts receivable                             15,102              -
(Increase) in inventory                                               (38,022)             -
(Increase) decrease in prepaid expenses and other                      (3,031)        (3,278)
Increase (decrease) cash disbursed in excess of available funds        (9,794)             -
Increase (decrease) in accounts payable and accrued liabilities       195,550        324,801
                                                                 -------------  -------------
Net cash (used in) operating activities                              (256,554)      (669,632)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                     (450)        (6,392)
                                                                 -------------  -------------
Net cash (used in) investing activities                                  (450)        (6,392)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party and third party advances, net of
repayments                                                             52,000              -

Proceeds from the sale of common stock and common stock
subscribed, net of costs and fees                                     200,736        706,199
                                                                 -------------  -------------
Net cash provided by financing activities                             252,736        706,199

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (4,268)        30,175

Cash and cash equivalents at beginning of period                        5,272         14,820
                                                                 -------------  -------------
Cash and cash equivalents at end of period                       $      1,004   $     44,995
                                                                 =============  =============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                                  THE JACKSON RIVERS COMPANY
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                     For the six months
                                                                       ended June 30,
                                                                    2005            2004
                                                                -------------  --------------
Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for interest                        $          -   $           -
Cash paid during the period for income taxes                               -               -
Common stock issued in exchange for consulting services
rendered                                                             181,640         467,650
Common stock issued in exchange for employee services rendered
and related transaction costs                                        888,369         261,928
Employee compensation and transaction costs in connection with
common stock subscribed                                                    -           6,373

Employee stock purchase plan:
Common stock issued under employee stock purchase plan             1,029,075         915,000
Add: common stock subscribed in prior period                          63,630          53,127
Less: stock subscription receivable                                   (3,600)              -
Less: common stock retained by employees and related
transaction costs                                                   (888,369)       (261,928)
                                                                -------------  --------------
Net proceeds from the sale of common stock                      $    200,736   $     706,199
                                                                =============  ==============

                See accompanying notes to the unaudited condensed
                       consolidated financial information

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

The Jackson Rivers Company (the "Company") was incorporated on May 8, 2001 under the laws of the State of Florida. The Company was a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004. The Company is currently engaged in the business of marketing hair extension and replacement systems.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Jackson Rivers Technologies, Inc. and JRC Global Products, Inc. Significant intercompany transactions and accounts have been eliminated in consolidation.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005 (Note C).

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

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

New Accounting Pronouncements
-----------------------------

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows. In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 31, 2005
                                  (UNAUDITED)

NOTE B - CAPITAL STOCK

The Company has authorized 100,000,000 shares of common stock, with a par value $0.001 per share. In August 2004, the Company filed the Article of Amendment to the Articles of Incorporation to increase the authorized shares to be 2,180,000,000, of which 1,980,000,000 shares shall be common shares with a par value $0.001 per share, and 200,000,000 shares shall be preferred shares with a par value $0.001 per share. In November 2004, the Company's board of directors approved an amendment to the Articles of Incorporation to increase the authorized common shares from 1,980,000,000 to 5,000,000,000 shares, with a par value $0.00001 per share, and increase the authorized preferred shares from 200,000,000 to 1,000,000,000 shares, with a par value $0.00001 per share. In
November 2004, the Company effected a one one-for-one thousand reverse stock split of its authorized and outstanding shares of common stock. In February 2005, the Company effected a one one-for-two thousand reverse stock split of its authorized and outstanding shares of common stock. On May 9 2005, the Company effected a one-for-two thousand reverse stock split of its authorized and outstanding shares of common stock. Following the reverse split, the number of authorized shares of the Company's common stock was reduced to 2,500,000 shares. The number of the Company's authorized preferred shares remained the same, and the par value of the Company's common and preferred stock both remained at $0.00001 per share. On May 27, 2005, the company effected a four to one forward split of its authorized and outstanding shares of common stock. Following the forward split, the number of authorized shares of the Company's common stock was increased to 10,000,000. The number of the Company's authorized preferred shares remained the same, and the par value of the Company's common and preferred stock remained at $0.00001 per share. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse and forward splits. As of June 30, 2005 and December 31, 2004, the Company has 8,177,624 and 123 shares of common stock issued and outstanding, respectively.

Effective October 18, 2004, the Company designated 10,000,000 shares of its preferred stock as the Series A Preferred Stock. Each share of the series A preferred stock is convertible into 1,000 shares of the Company's common stock. On all matters submitted to a vote of the Company's security holders, a holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 2,000. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series A Preferred Stock. As of June 30, 2005 and December 31, 2004, the Company has 960,000 and 980,000 shares of Series A preferred stock issued and outstanding, respectively.

Effective October 18, 2004, the Company also designated 10,000,000 shares of its preferred stock as the Series B Preferred Stock. Each share of the series B preferred stock is convertible into shares of the Company's common stock at 80 percent of the OTCBB, (or such other exchange or market on which the Common Stock is then listed, if the Common Stock is not listed on the OTCBB) five-day average closing bid price for each share of the common stock for the five days prior to the date of the conversion. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series B Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company ranking junior to the Series B Preferred Stock. As of June 30, 2005 and December 31, 2004, the Company has no Series B preferred stock issued and outstanding.

                           THE JACKSON RIVERS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                  JUNE 31, 2005
                                  (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

During the period ended June 30, 005, the Company issued an aggregate of 247,060 shares of common stock to consultants in exchange for services rendered. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 7,890,441 shares of common stock, valued at $1,029,075, to officers and employees for stock options exercised (Note C). The Company received $200,736 of proceeds in connection with common shares issued to employees for common stock subscribed and stock options exercised, net of costs and fees. Stock subscription of $3,600 was due to the Company at June 30, 2005 and compensation and related transaction costs of $888,369 were charged to operations during the period ended June 30, 2005. Additionally, the Company's President and CEO converted 20,000 shares of the Series A preferred stock into 40,000 shares of the Company's restricted common stock.

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

The stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. An aggregate of 7,890,411 stock options were granted to employees during the period ended June 30, 2005, and all options were exercised on the grant date (Note B). There are no stock options outstanding at June 30, 2005.

NOTE D - SUBSEQUENT EVENTS

Subsequent to the date of financial statements, the Company increased the number of authorized common shares from 10,000,000 shares to 990,000,000 shares on July 25, 2005

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2004.


RECENT EVENTS

During the second quarter of 2005, JRC Global Products, our wholly-owned subsidiary, has been working to build awareness and customer loyalty for the Raphael Basante Hair Systems' line of hair products and services. We had a successful trade show in New York during the month of April whereby we kicked off our new, improved systems. We have been marketing and distributing the patented Raphael Basante hair extension and replacement systems to the general salon market, distributors and training salon professionals throughout the United States.

We plan to continue to build brand awareness by exhibiting at trade shows and conducting our own training classes in major market areas. We will focus on the point of difference that our extensions have over others that are on the market.

We expect to penetrate the market through distribution. We will target major distributors that we feel have product line synergies and with our help and joint marketing effort we will enable them to do an effective job in expanding their current client base. In turn, we will allow them to create trial opportunities for this new and innovative product that does not hurt your hair or scalp. We feel that there is an untapped market of potential extension users who would never try extensions for fear of harming their hair. We are currently negotiating an agreement with a distributor who services salons and beauty supply stores in the North Eastern United States.

Our marketing approach will be regional rollouts, beginning with the North Eastern United States, in order to effectively work with our distributors without creating a strain on our educators and support from our manufacturers. We are further developing a co-op marketing program for our distributors.

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

With our decision to decrease emphasis on Jackson Rivers Technologies, in July 2005, we were able to negotiate the outstanding liability of $270,700 down to $45,000, of which $15,000 has already been paid. This has not only reduced our outstanding liabilities by over $200,000, but we have also eliminated overhead obligations by over $20,000 per month.

In consolidating our offices, we have been able to reduce our overall overhead expenses, which includes rent, utilities, and other miscellaneous expenses.


We have arranged short term financing from independent investors.


GENERAL

     The Jackson Rivers Company was incorporated on May 8, 2001 under the laws of the State of Florida. We were a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004. Beginning in 2004, we entered the business of developing and providing customized information management systems. In 2005, JRC Global Products, our wholly-owned subsidiary, began to market and distribute hair extension and replacement systems.

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

RECENT CHANGES IN OUR CAPITAL STRUCTURE.

     Effective May 9, 2005, we implemented a reverse split of our authorized, issued and outstanding common stock on the basis of one post-consolidation share for each 2,000 pre-consolidation shares. Following the Reverse Split, the number of authorized shares of our common stock was reduced to 2,500,000 in accordance with the one for 2,000 split ratio. The number of our authorized preferred shares remained at 1,000,000, and the par value of our common and preferred stock remained at $0.00001 per share following the Reverse Split.

     All fractional shares which would otherwise be held by our stockholders following the Reverse Split were rounded up to one whole share. We issued one new share of common stock for up to each 2,000 shares of common stock held as of May 8, 2005.

     Effective May 27, 2005 we implemented a forward split of our authorized, issued and outstanding common stock on the basis of four post-consolidation share for each one pre-consolidation share. Following the Forward Split, the number of authorized shares of our common stock was increased to 10,000,000 in accordance with the four to one split ratio. The number of our authorized preferred shares remained at 1,000,000,000, and the par value of our common and preferred stock remained at $0.00001 per share following the Forward Split.

     Effective July 25, 2005, we amended our articles of incorporation to increase the number of our authorized common shares to, par value $0.00001 per share, to 990,000,000. The number of our authorized preferred shares, par value $0.00001 per share, remained at 1,000,000,000.

RESULTS OF OPERATIONS

REVENUE

THREE  MONTHS  ENDED  JUNE  30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004.

     Total net sales and revenues were at $33,303 for the three months ended June 30, 2004 compared to $0 for the prior period, an increase of 100 percent. In the first quarter of 2005, JRC Global Products, our wholly owned subsidiary, started its sales of hair extensions and replacement systems, and in the second quarter of 2005, we have generated more revenue from this business line

     Our gross profit for the three months ended June 30, 2005 compared to 2004 increased to $24,036 from $0. This is attributable to JRC Global Products' sales started in the first quarter of 2005, there was no sales generated in the same period of 2004.

     Total selling, general and administrative expenses for the three months ended June 30, 2005 compared to 2004 decreased by $443,874 to $293,581 from $737,455 in the prior period. The decrease is primarily attributable to a decrease in shares issued in exchange for consulting services, and a decrease in other professional fees and general office expenses. During the three months ended June 30, 2004, we reversed $1,000,000 of acquisition costs recorded in the first quarter of 2004, and instead recognized $250,000 of license fees in connection with the rescission of acquisition of MTT pursuant to our new agreement with MTT entered into in June 2004.

     Depreciation expense for the three months ended June 30, 2005 and 2004 were $578 and $524, respectively.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004.

     Total net sales and revenues were at $41,210 for the six months ended June 30, 2004 compared to $0 for the prior period, an increase of 100 percent. In the first quarter of 2005, JRC Global Products, our wholly owned subsidiary, started its sales of hair extensions and replacement systems, and in the second quarter of 2005, we have generated more revenue from this business line

     Our gross profit for the six months ended June 30, 2005 compared to 2004 increased to $29,288 from $0. This is attributable to JRC Global Products' sales started in the first quarter of 2005, there was no sales generated in the same period in 2004.

     Total selling, general and administrative expenses for the six months ended June 30, 2005 compared to 2004 increased by $38,557 to $1,515,666 from $1,477,109 in the prior period. The increase is primarily attributable to slightly increases professional fees and general office expenses.

Depreciation expense for the six months ended June 30, 2005 and 2004 were $1,156 and $931, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, we had a deficiency in working capital of $538,307.

     During the six months ended June 30, 2005 the company incurred a operating cash flow deficit of $256,554. As a result of our net loss of $1,487,524, adjusted principally for $181,640 of common stock issued in exchange for consulting services, $888,369 of common stock issued in exchange for employee stock options exercised and related transaction costs and fees, $38,022 of increase in inventory, and $195,550 of increase in accounts payable and accrued liabilities. We used $450 of cash to acquire new property and equipment during the period. We met are cash requirements through $200,736 from the issuance of common stock under our Employee Stock Incentive plan , and $ 52,000 through related and third party advances.

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

     We have adopted the annual disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2004 and have adopted the interim disclosure provisions for our financial reports for all subsequent periods.

Revenue Recognition
-------------------

     For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB104"), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

     We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on our consolidated financial position and results of operations was not significant.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than its first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

     In  May  2005  the  FASB issued Statement of Financial Accounting Standards
(SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

INFLATION

In the opinion of management, inflation has not had a material effect on our operations.

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

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Effective July 25, 2005, our majority stockholder voted to approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 10,000,000 to 990,000,000.

          Dennis N. Lauzon, our president, chief executive officer and director, held 40,036 shares of our common stock and 960,000 shares of our Series A preferred stock on the record date for the above-described action. Each share of our common stock is entitled to one vote on all matters brought before the stockholders and each share of our Series A preferred stock outstanding entitles the holder to 2,000 votes of the common stock on all matters brought before the stockholders. Therefore, Mr. Lauzon had the power to vote 1,920,040,036 shares of the common stock, which number was sufficient to approve the amendment to our articles of incorporation without the concurrence of any of our other stockholders.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM  6.   EXHIBITS.


EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
----------                               -------------------------
3.1**        Articles of Incorporation.
3.2**        Articles of Amendment to Articles of Incorporation.
3.3**        Articles of Amendment to Articles of Incorporation
3.4**        Articles of Amendment to Articles of Incorporation
3.5**        Certificate of Designation establishing our Series A Preferred Stock.
3.6**        Certificate of Designation establishing our Series B Preferred Stock.
3.7*         Articles of Amendment to Articles of Incorporation.
3.8*         Articles of Amendment to Articles of Incorporation.
3.9*         Articles of Amendment to Articles of Incorporation.
3.7**        Amended and Restated Bylaws.
10.1**       Consulting Services Agreement.
10.2**       Technology License Agreement.
31.1*        Certification of Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer
             and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*        Certification of Dennis N. Lauzon, President, Chief Executive Officer, Chief Financial Officer
             and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*    Filed herewith.
**   Previously Filed


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Jackson Rivers Company

DATED AUGUST 22, 2005.
                                            By /s/ Dennis N. Lauzon
                                              ----------------------------------
                                            Dennis N. Lauzon, President,
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director