Form 10QSB
period 2005-09-30
JACKSON RIVERS CO
filed 2005-11-21
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

    402 West Broadway, Suite 400, San Diego, CA 92101
     (Address of principal executive offices)              (Zip Code)

                                 (619) 615-4242
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 7, 2005, the issuer had 16,077,624 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|  No |X|

                           THE JACKSON RIVERS COMPANY

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets:
                    September 30, 2005 and December 31, 2004

                    Condensed Consolidated Statements of Income (Losses):
                    Three and Nine Months ended September 30, 2005 and 2004

                    Condensed Consolidated Statements of Cash Flows:
                    Nine Months ended September 30, 2005 and 2004

                    Notes to Unaudited Condensed Consolidated Financial
                    Information:
                    September 30, 2005

         Item 2.  Managements Discussion and Analysis or Plan of Operation

         Item 3.  Controls and Procedures

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           THE JACKSON RIVERS COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                September 30, 2005    December 31, 2004
                                                                                          -----------           -----------
                                                                                          (Unaudited)
Current assets:
Cash and cash equivalents                                                                 $     2,517           $     5,272
Accounts receivable, net of allowance for doubtful account of
$3,010 at September 30, 2005 and December 31, 2004                                              2,916                37,800
Inventory                                                                                      33,060                    --
Prepaid expenses and other                                                                      9,542                 6,954
                                                                                          -----------           -----------
    Total current assets                                                                       48,035                50,026

Property and equipment, net                                                                     8,114                 9,202
                                                                                          -----------           -----------

Total assets                                                                              $    56,149           $    59,228
                                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash disbursed in excess of available funds                                               $        --           $    11,073
Accounts payable and accrued liabilities                                                      282,744               361,186
Notes payable                                                                                  65,000                    --
Convertible note payable - related party                                                       85,000                    --
Related party advances                                                                          4,300                    --
                                                                                          -----------           -----------
    Total current liabilities                                                                 437,044               372,259

Stockholders' deficit:
Preferred stock, par value $.00001 per share, 1,000,000,000 shares authorized:
      Series A preferred stock, par value $.001 per share, 10,000,000 shares authorized; 960,000 and 980,000 shares issued and outstanding at September
      30, 2005 and December 31, 2004, respectively                                                 10                    10

      Series B preferred stock, par value $.001 per share,
      10,000,000 shares authorized; none issued and
      outstanding at September 30, 2005 and December 31, 2004                                      --                    --

Common stock, par value $.00001 per share, 10,000,000 shares and 5,000,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively;
12,127,624 and 123 shares issued and outstanding at September 30, 2005 and
December 31, 2004, respectively                                                                   121                    --
Additional paid-in capital                                                                  6,683,047             5,375,361
Stock subscription receivable                                                                      --               (63,630)
Accumulated deficit                                                                        (7,064,073)           (5,624,772)
                                                                                          -----------           -----------
Total stockholders' deficit                                                                  (380,895)             (313,031)
                                                                                          -----------           -----------

Total liabilities and stockholders' deficit                                               $    56,149           $    59,228
                                                                                          ===========           ===========

                           THE JACKSON RIVERS COMPANY
                   CONSOLIDATED STATEMENTS OF INCOME (LOSSES)
                                   (UNAUDITED)

                                            For the three months ended September 30,    For the nine months ended September 30,
                                                   2005                  2004                  2005                  2004
                                                -----------           -----------           -----------           -----------
Revenues:
Sales, net                                      $    33,149           $    67,000           $    74,359           $    67,000
Cost of sales                                         8,625                    --                20,547                    --
                                                -----------           -----------           -----------           -----------
Gross profit                                         24,524                67,000                53,812                67,000

Operating expenses:
Selling, general, and administrative                201,621               646,809             1,717,287             2,373,918
Depreciation                                            382                   525                 1,538                 1,456
                                                -----------           -----------           -----------           -----------
Total operating expenses                            202,003               647,334             1,718,825             2,375,374
                                                -----------           -----------           -----------           -----------

Loss from operations                               (177,479)             (580,334)           (1,665,013)           (2,308,374)
                                                -----------           -----------           -----------           -----------

Other income:
Debt forgiveness                                    225,700                    --               225,700                    --
Interest income, net                                      1                     9                    11                    12
                                                -----------           -----------           -----------           -----------
Total other income                                  225,701                     9               225,711                    12

Net income (loss) before provision for
income taxes                                    $    48,222           $  (580,325)          $(1,439,302)          $(2,308,362)
                                                ===========           ===========           ===========           ===========



Earnings (loss) per share, basic and
diluted                                         $      0.01           $  (580,325)          $     (0.36)          $(2,308,362)
                                                ===========           ===========           ===========           ===========

Weighted average number of shares
outstanding (basic and diluted)                   8,845,756                    --             3,944,814                    --
                                                ===========           ===========           ===========           ===========

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the nine months ended September 30,
                                                                       2005                  2004
                                                                   -----------           -----------
Cash flow from operating activities:
Net loss from operations                                           $(1,439,302)          $(2,308,362)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                             1,538                 1,456
Debt forgiveness                                                      (225,700)                   --
Common stock issued in exchange for consulting services
rendered                                                               278,683               503,740
Common stock issued in exchange for employee services
rendered and related transaction costs                                 892,019               361,043
Employee compensation and transaction costs in connection
with common stock subscribed                                                --                 6,373
(Increase) decrease in accounts receivable                              34,884               (42,000)
(Increase) in inventory                                                (33,060)                   --
(Increase) in prepaid expenses and other                                (2,588)               (3,278)
(Decrease) cash disbursed in excess of available funds                 (11,073)                   --
Increase in accounts payable and accrued liabilities                   192,258               327,818
                                                                   -----------           -----------
Net cash (used in) operating activities                               (312,341)           (1,153,210)

Cash flows from investing activities:
Capital expenditures                                                      (450)               (6,392)
                                                                   -----------           -----------

Cash flows from financing activities:
Proceeds from related party note and advances, net of
repayments                                                              89,300                    --
Proceeds from sale of common stock and common stock
subscribed, net of costs and fees                                      200,736             1,215,135
Proceeds from note payable                                              20,000                    --
                                                                   -----------           -----------
Net cash provided by financing activities                              310,036             1,215,135

Net increase (decrease) in cash and cash equivalents                    (2,755)               55,533
Cash and cash equivalents at beginning of period                         5,272                14,820
                                                                   -----------           -----------
Cash and cash equivalents at end of period                         $     2,517           $    70,353
                                                                   ===========           ===========

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the nine months ended September 30,
                                                                       2005                  2004
                                                                   -----------           -----------
Supplemental Disclosure of Cash Flows Information:
      Cash paid during the period for interest                     $        --           $        --
      Cash paid during the period for income taxes                          --                    --
      Accrued liabilities converted to note payable                     45,000                    --

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL INFORMATION
                               September 30, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Stock Based Compensation

The Company adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Jackson Rivers' financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. The Company has no awards of stock-based employee compensation outstanding at September 30, 2005.

The Company's 2004 Employee Stock Incentive Plan stock option plan provides for the issuance of incentive stock options at an exercise price approximating 85% of the fair market value of the Company's common stock on the date of exercise (or 110% of the fair market value of the common stock on the date of the grant of the option, in the case of significant stockholders). The maximum life of the options is ten years. 7,890,411 stock options were granted to employees during the period ended September 30, 2005, and all options were exercised on the grant date (Note B). There are no stock options outstanding at September 30, 2005.

NOTE B - CAPITAL STOCK

In February 2005, the Company effected a one one-for-two thousand reverse stock split of its outstanding shares of common stock. On May 9 2005, the Company effected a one-for-two thousand reverse stock split of its authorized and outstanding shares of common stock. Following the reverse split, the number of authorized shares of the Company's common stock was reduced to 2,500,000 shares. The number of the Company's authorized preferred shares remained the same, and the par value of the Company's common and preferred stock both remained at $0.00001 per share. On May 27, 2005, the company effected a four to one forward split of its authorized and outstanding shares of common stock. Following the forward split, the number of authorized shares of the Company's common stock was increased to 10,000,000. The number of the Company's authorized preferred shares remained the same, and the par value of the Company's common and preferred stock remained at $0.00001 per share. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse and forward splits. In July 2005, the Company increased the number of authorized common shares from 10,000,000 shares to 990,000,000 shares.

During the period ended September 30, 2005, the Company issued 4,197,060 shares of common stock to consultants for services. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued 7,890,441 shares of common stock, valued at $1,029,075, to officers and employees for stock options exercised (Note C). The Company received $200,736 in connection with common shares issued to employees for common stock subscribed and stock options exercised, net of costs and fees.

Compensation and related transaction costs of $888,369 were charged to operations during the period ended September 30, 2005. Additionally, the Company's President and CEO converted 20,000 shares of the Series A preferred stock into 40,000 shares of common stock.

NOTE C - NOTES PAYABLE

During the quarter ended September 30, 2005, Jackson Rivers borrowed $45,000 from a vendor. The note is payable in twelve monthly installments and is due in full September 2006. No interest is due.

During the quarter ended September 30, 2005, Jackson Rivers entered into an agreement with a third party vendor to settle claims and amounts owing to the vendor. Under the terms of the agreement, Jackson Rivers agreed to pay $15,000 in cash and issue a demand promissory note for $30,000, in satisfaction of amounts due, bearing interest at 6% per annum. The note is payable in six monthly installments and is due in full January 2006. The current balance of the note is $20,000. Jackson Rivers recorded a gain on the forgiveness of debt totaling $225,700.

NOTE D - CONVERTIBLE NOTE PAYABLE - RELATED PARTY

During the quarter ended September 30, 2005, Jackson Rivers borrowed $85,000 from an officer. The note is payable with accrued interest at 8% on or before July 13, 2006. The principal balance plus accrued interest is convertible into common stock of the Company. In the event of conversion, the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance of the note, plus any accrued interest by (ii) fifty percent of the average of the lowest three closing bid prices of the past twenty trading days immediately preceding any such conversion. The common shares converted shall not exceed 4.99% of the then outstanding common stock of the Company. Because the number of shares to be converted as of the date of the note are limited by the 4.99% cap, there was no beneficial conversion feature at the date of the note. However, should the number of outstanding shares increase prior to conversion, there could be a beneficial conversion feature.

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

RECENT EVENTS

During the third quarter of 2005, JRC Global Products, our wholly-owned subsidiary, continued its efforts to build awareness and customer loyalty for the Raphael Basante Hair Systems' line of hair products and services. We have been marketing and distributing the patented Raphael Basante hair extension and replacement systems to the general salon market, distributors and training salon professionals throughout the United States.

On August 31, 2005, we entered into a stock purchase agreement with Jeffrey W. Flannery, our new President and Chief Executive Officer, and Dennis N. Lauzon, our former President, Chief Executive Officer and controlling stockholder, whereby Mr. Lauzon agreed to sell 960,000 shares of our Series A Preferred Stock held by him to Mr. Flannery for a purchase price of $60,000 in the form of $15,000 in cash and a secured promissory note in the principal amount of $45,000 payable in 3 monthly installments of $15,000 per month. The note is secured by a Pledge Agreement, whereby Mr. Flannery pledged, and granted a security interest in and to, the Series A Preferred Stock purchased from Mr. Lauzon until such time as the payments due under the note have been paid in full.

      Pursuant to the terms of the Agreement, we agreed not to amend the terms of the Series A Preferred Stock and not to issue any additional shares of any class or series of preferred stock (including the Series B Preferred Stock) until the note issued by Mr. Flannery in favor of Mr. Lauzon has been paid in full.

      The sale of the Series A Preferred Stock by Mr. Lauzon to Mr. Flannery effectively transferred control of the company to Mr. Flannery.

      In connection with this change in control, Mr. Lauzon resigned as President, Chief Executive Officer and Chief Financial Officer and Nicholas A. Cortese resigned as Secretary and Treasurer of The Jackson Rivers Company. The board of directors appointed Mr. Flannery as the new President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

      Thereafter, Mr. Cortese resigned as a director of The Jackson Rivers Company. Mr. Lauzon, as the remaining sole director, appointed Mr. Flannery to fill the vacancy on the board of directors.

      The sale of the shares of Series A Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called "4(1 1/2) exemption" of the Securities Act). A key responsibility of Mr. Flannery will be to seek and identify new business opportunities for the Company. It is not yet determined which areas or what type of business will be considered.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Total net sales and revenues were at $33,149 for the three months ended September 30, 2005 compared to $67,000 for the prior period, a decrease of 51 percent. In the first quarter of 2005, JRC Global Products, our wholly owned subsidiary, started its sales of hair extensions and replacement systems, and in the third quarter our sales have remained steady from the sales in this product line. In the three months ended September 30, 2004 our revenues were generated through the licensing of software, a product line which has been terminated.

Our gross profit for the three months ended September 30, 2005 compared to 2004 decreased to $24,524 from $67,000. This is attributable to JRC Global Products' sales started in the first quarter of 2005 and the termination of the sales of software licensing.

Total selling, general and administrative expenses for the three months ended September 30, 2005 compared to 2004 decreased by $445,188 to $201,621 from $646,809 in the prior period. The decrease is primarily attributable to a decrease in shares issued in exchange for consulting services, and a decrease in other professional fees and general office expenses.

Depreciation expense for the three months ended September 30, 2005 and 2004 were $382 and $525, respectively.

During the quarter ended September 30, 2005, Jackson Rivers entered into an agreement with a third party vendor to settle claims and amounts owing to the vendor. Under the terms of the agreement, Jackson Rivers agreed to pay $15,000 in cash and issue a demand promissory note for $30,000, in satisfaction of amounts due. Jackson Rivers recorded a gain on the forgiveness of debt totaling $225,700.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Total net sales and revenues were at $74,359 for the nine months ended September 30, 2004 compared to $67,000 for the prior period, an increase of 11 percent. In the first quarter of 2005, JRC Global Products, our wholly owned subsidiary, started its sales of hair extensions and replacement systems, and our sales have remained steady from the sales in this product line. In the nine months ended September 30, 2004 our revenues were generated through the licensing of software, a product line which has been terminated.

Our gross profit for the nine months ended September 30, 2005 compared to 2004 decreased to $53,812 from $67,000. This is attributable to JRC Global Products' sales started in the first quarter of 2005 and the termination of the sales of software licensing.

Total selling, general and administrative expenses for the nine months ended September 30, 2005 compared to 2004 decreased by $656,631 to $1,717,287 from $2,373,918 in the prior period. The decrease is primarily attributable to a decrease in shares issued in exchange for consulting services, and a decrease in other professional fees and general office expenses. During the nine months ended September 30, 2004, we reversed $1,000,000 of acquisition costs recorded in the first quarter of 2004, and instead recognized $250,000 of license fees in connection with the rescission of acquisition of MTT pursuant to our new agreement with MTT entered into in June 2004.

Depreciation expense for the nine months ended September 30, 2005 and 2004 were $1,538 and $1,456, respectively.

During the nine months ended September 30, 2005, Jackson Rivers entered into an agreement with a third party vendor to settle claims and amounts owing to the vendor. Under the terms of the agreement, Jackson Rivers agreed to pay $15,000 in cash and issue a demand promissory note for $30,000, in satisfaction of amounts due. Jackson Rivers recorded a gain on the forgiveness of debt totaling $225,700.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a deficiency in working capital of $389,009.

During the nine months ended September 30, 2005 the company incurred an operating cash flow deficit of $312,341 as a result of our net loss of $1,439,302, adjusted principally for $225,700 gain in forgiveness of debt, $278,673 of common stock issued in exchange for consulting services, $892,019 of common stock issued in exchange for employee stock options exercised and related transaction costs and fees, $33,060 of increase in inventory, and $192,258 of increase in accounts payable and accrued liabilities. We used $450 of cash to acquire new property and equipment during the period. We met are cash requirements through $200,736 from the issuance of common stock under our Employee Stock Incentive plan , and $89,300 through related and third party advances and related party note payable.

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

STOCK-BASED COMPENSATION

The Company adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Jackson Rivers' financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. There were no options or warrants granted as of September 30, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2005, we issued a convertible promissory note to a single investor for $85,000 bearing interest at 8% per annum. The note is payable with accrued interest on or before July 13, 2006. The principal balance plus accrued interest is convertible into our common stock. In the event of conversion, the number of shares of common stock to be issued shall be determined by dividing (i) the unpaid principal balance of the note, plus any accrued interest by (ii) fifty percent of the average of the lowest three closing bid prices of the past twenty trading days immediately preceding any such conversion. The common shares converted shall not exceed 4.99% of the then outstanding common stock of the Company. Because the number of shares to be converted as of the date of the note are limited by the 4.99% cap, there was no beneficial conversion feature at the date of the note. However, should the number of outstanding shares increase prior to conversion, there could be a beneficial conversion feature. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective July 25, 2005, our majority stockholder voted to approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 10,000,000 to 990,000,000.

Dennis N. Lauzon, our former president, chief executive officer and director, held 40,036 shares of our common stock and 960,000 shares of our Series A preferred stock on the record date for the above-described action. Each share of our common stock is entitled to one vote on all matters brought before the stockholders and each share of our Series A preferred stock outstanding entitles the holder to 2,000 votes of the common stock on all matters brought before the stockholders. Therefore, Mr. Lauzon had the power to vote 1,920,040,036 shares of the common stock, which number was sufficient to approve the amendment to our articles of incorporation without the concurrence of any of our other stockholders.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NO.       IDENTIFICATION OF EXHIBIT
-----------       -------------------------
3.1**             Articles of Incorporation.
3.2**             Articles of Amendment to Articles of Incorporation.
3.3**             Articles of Amendment to Articles of Incorporation
3.4**             Articles of Amendment to Articles of Incorporation
3.5**             Certificate of Designation establishing our Series A Preferred
                  Stock.
3.6**             Certificate of Designation establishing our Series B Preferred
                  Stock.
3.7*              Articles of Amendment to Articles of Incorporation.
3.8*              Articles of Amendment to Articles of Incorporation.
3.9*              Articles of Amendment to Articles of Incorporation.
3.7**             Amended and Restated Bylaws.
10.1**            Consulting Services Agreement.
10.2**            Technology License Agreement.
16.1**            Letter regarding change in accountant.
31.1*             Certification of Jeffrey W. Flannery, President, Chief
                  Executive Officer, Chief Financial Officer and Director of The
                  Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
32.1*             Certification of Jeffrey W. Flannery, President, Chief
                  Executive Officer, Chief Financial Officer and Director of The
                  Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
*     Filed herewith.
**    Previously Filed

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           The Jackson Rivers Company

Dated: November 21, 2005                   By /s/ Jeffrey W. Flannery
                                           ------------------------------------
                                           Jeffrey W. Flannery, President,
                                           Chief Executive Officer,
                                           Chief Financial Officer and Director