Form 10KSB
period 2005-12-31
JACKSON RIVERS CO
filed 2006-04-17
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________

                        Commission File Number: 333-70932

                           THE JACKSON RIVERS COMPANY
           (Name of small business issuer as specified in its charter)

              Florida                                        65-1102865
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                          550 Greens Parkway, Suite 230
                              Houston, Texas 77067
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:         (619) 615-4242
      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: $.00001 par value common
                                                                  stock

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year were $2,193,685.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,444,776 as of April 11, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 0 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 31, 2006, 144,777,624 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

Item 1. Description of Business

Our Company

      We build and operate large scale wireless networks and provide consulting and engineering services to allow our customers to build and operate their networks. We also provide data collection and management services between remote devices called Machine to Machine or M2M services.

      Our executive offices are located at 550 Greens Parkway, Suite 230, Houston, Texas and telephone number (619) 615-4242. We maintain a website at www.jacksonrivers.com.

Our Business

Corporate History

      We were incorporated on May 8, 2001 under the laws of the State of Florida. We were a "development stage enterprise" (as defined in statement of Financial Accounting Standards No. 7) until September 30, 2004. Beginning in 2004, we entered the business of developing and providing customized information management systems. In 2005, JRC Global Products, our wholly-owned subsidiary began marketing hair extension and replacement systems.

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

      On December 2, 2005, we, through our wholly owned subsidiary, JKRC Sub, Inc., acquired Diverse Networks Inc., a Texas corporation, a company specializing in technical, operational and engineering services ("DNI"). Pursuant to the definitive agreement, each share of DNI common stock was converted into the right to receive either (i) $0.21 in the form of a one-year 8% promissory note or (ii) one shares of our Series B Preferred Stock, at the election of each DNI stockholder. The acquisition was accounted for as a recapitalization effected through a reverse merger, such that DNI was treated as the acquiror for financial accounting purposes.

      On March 17, 2006, we sold 100% of equity interest in our wholly owned subsidiary, JRC Global Inc. to our former President and controlling shareholder, Dennis Lauzon for $1,100 in the form of a promissory note.

Industry Overview

      Machine to Machine (M2M) products and services are applicable to industries, cities, government institutions or enterprises where acquiring data from machines, or sharing data between machines, improves business processes. Targeted customers that are relevant to the Company include municipalities, government agencies and the vertical industry sectors of Construction, Electric, Gas, Water and Wastewater Utilities, Public Safety, Oil and Gas production and pipelines, and related Original Equipment Manufacturers supplying products to these industries. Applications within these sectors, where efficiencies can be gained or lifecycle cost can be reduced by implementing M2M services, include asset tracking and management, automatic meter reading and demand response, security, logistics, HVAC (heating, ventilation & air conditioning) and industrial machinery maintenance, and environmental monitoring and control.

Current Business Plan

      We are a service organization that provides M2M data delivery and information management solutions to a wide range of industries. We design, develop, deploy and operate wireless and wired communication networks and IT-related services tailored to meet the specific needs of each our clients, including:

o     International energy companies (oil & gas)
o     Energy and Water Utilities
o     Municipalities
o     Mobile virtual network operators (MVNO)
o     Leading telecommunication companies

      We have specialized expertise dealing with wireless and wired network engineering, real-time application integration (SCADA), business intelligence and network security. We provide services throughout the United States and around the world, including Africa, the Caribbean, the Commonwealth of Independent States, Europe, Japan, Mexico and the People's Republic of China.

      Our focus is currently on three primary industries: Oil and Gas, Utility, and Wireless. The Oil and Gas industry includes multiple streams within the international private sector and national oil companies. Our utility experience spans large regional utilities as well as small cooperatives. Within the wireless data sector, small broadband Wireless Internet Service Providers and large national Mobile Virtual Network Providers have turned to our experience for the design, implementation, and operation of their customer bearing services. Current clients include: Chevron, BP, Prenova, Constellation and Upstream Engineering.

      We have two operating divisions: The M2M Division and the Professional Services Division.

M2M Services Division

      M2M is about data flowing between untold billions of devices, and between those devices and people that need information to help them make better decisions. The information can be anything from monitoring the environment inside remote greenhouses, gathering data about traffic flow and thermal stresses on a bridge, to sending daily electricity usage information to you on a display in your home.

      Our data acquisition and delivery service provides cost effective alternatives to the manual collection of data and to the creation of an automated collection system. It eliminates the need to build, operate, and manage the telecommunication and computer network. This service includes: ruggedized, industrial remote gateway units which connect to equipment in the field, transport of your company's data via one of several available telecommunication technologies, 24x7 network management and help desk support, data archival, notification in the event of a field alarm, a web-based network visibility tool, plus the ability for clients to retrieve data and generate reports.

Professional Services Division

      Our Professional Services business leverages our data communication knowledge, our operations expertise, our experience in real-time systems and our insight into existing and emerging communication technologies to formulate and implement solutions for our clients. We help our clients to identify and enter new markets, achieve strategic objectives and deliver their products and services more effectively and efficiently. Our innovative tools, methodologies and other intellectual property enhance our ability to examine, engineer, execute and then evaluate flexible and scalable solutions tailored to the particular needs of each of our clients.

      Within the Professional Services Division, we offer Engineering Services, Business Intelligence and Security Solutions.

Engineering Services

      Wireless and Wired Network Engineering. Our network engineering team is well versed in both wired and wireless technologies. We perform analysis of existing networks, design of new and expansion networks, and testing of existing networks and new solutions for network upgrades. As part of our LAN/WAN engineering, we can analyze data flow and throughput, layer 2/3 protocol usage, IP addressing, congestion, utilization, and reliability. We also perform network design for the core, distribution, and access layers.

      Specification design and implementation of fixed and mobile wireless data networks for service providers such as:

o     palmOne, Inc.'s Palm.Net service

o     OmniSky Corporation

o     SkyRiver Communications, Inc.

o     Ricochet Networks, Inc.

o     AsiaCorp Communications in the People's Republic of China

o     CapRock Communications' worldwide network

      Radio Frequency (RF) Engineering. Our RF engineering team focuses on the characteristics and performance of wireless data networks. We perform site surveys, propagation analysis, frequency coordination, and site selection and optimization. Our RF experience spans many frequency ranges and air interface standards, including UHF, Spread Spectrum, Microwave, Cellular/PCS, UNII, LMDS/MMDS and others. Projects have included:

o Site examination and RF plan for the University of Houston campus facilities and

o     Site and equipment selection and testing for SkyRiver Communication's Inc.

      Satellite Engineering. Our satellite engineering team can manage and engineer space segment, gateway earth stations, VSATs, and handle your regulatory issues. When managing space segment, this team performs economic analysis, tariff negotiation, and provisioning and management. We are familiar with both domestic and international permitting, as well as frequency coordination where necessary. While engineering ground segment facilities, we have performed earth station dimensioning and RF equipment design and configuration. Our engineers can optimizing the economic and performance tradeoffs in the earth station, space segment, and transmission technology to provide the lowest life cycle cost and highest performance systems available.

      Business Intelligence Services

      Dashboards & Portals. Dashboards and portals allow users to customize their views so that they get only the data they need without having to wade through extraneous content. When combined with mobile connectivity, dashboard/portal technology puts the power to make informed decisions into the right hands. We have the knowledge and expertise to properly evaluate a client's data visibility needs and architect a solution that is both customizable and scalable.

      Real-Time & Just-In-Time (JIT) Data Management. Our experience base includes a firm foundation in Real-Time/Just-In-Time scenarios and business models including SCADA energy management, trading enterprises, and military applications. We fully understand the complexities that time-sensitive data add to any business intelligence scenario.

      SCADA Requirements Specification. With over 50 years of combined SCADA products development and support experience, our expert teams can help clients determine whether a full replacement, product upgrade or better usage of currently implemented systems provide greater return on income (ROI). We are currently engaged on a project for Chevron for this type of service.

      Real-time Performance Tuning. We will automate cumbersome manual tasks and fine tune the configurations of your SCADA systems to provide optimum performance. We create custom scripts and tools for trending and analysis geared towards each client's processes and procedures.

      Key projects have included:

o software and application development, such as our streamlining and customization of data input and reporting for a global capital project management system for a major oil company;

o specification, design, and implementation of business processes and efficiency optimization systems, such as new energy management systems for Prenova;

o utility data center process optimization, such as our analysis and automation of systems and procedures for Itron, Inc.;

      Security Solutions

      Vulnerability Scanning. We provide completely automated checks for known vulnerabilities against a system or systems in a network using enterprise grade, commercial, industry standard, trade, and custom tools.

      Security Scanning. We perform vulnerability scans, which include manual false positive verification, network weakness identification, and customized, professional analysis.

      Penetration Testing. We provide specialized, goal-oriented testing (such as individual systems of interest) to gain privileged access by pre-conditional means using a safe "hacker" methodology. Our security engineers will use the same proven techniques and methodology that hackers use to gain unauthorized entry to networks and computer systems. The results will be provided to you in a full report complete with usable database data, charts and graphs, counter measure options, while at the same time, posing absolutely no actual risk to you network or computer systems.

      Risk Assessment and Analysis. In order to make an informed business decision on how to handle a risk properly when this situation occurs, we offer full risk analysis and vulnerability assessment service, which give our clients the necessary data for calculating the best solutions with proven formulas. This process is performed through interview and mid-level research, test results analysis, and personnel interviews, which includes business justification, legal justifications, and industry specific justifications concluded by quantified actuarial formulas proven in the industry. The results will be provided in a full report complete with usable database data, charts and graphs, counter measure options, and business cost analysis.

      Security Auditing. We offer hands-on, privileged, code level, security inspection of the operating system (OS) and applications of a system or systems within a network or networks.

      Posture Assessment & Security Testing. Project-oriented complete risk assessment of all systems, applications, and networks through the application of professional analysis, scanning, and testing, where penetration is often used to confirm false positives and false negatives as project time allows.

      Counter Measure Strategies. Firewalls, Intrusion Detection Systems (IDS), and Virtual Private Networks (VPN). We will help organizations choose the right counter measures that are the most effective for their architecture as well as the most cost beneficial to their budget with our proven formulas.

      Policy Design and Implementation. Our security professionals have years of experience designing and implementing security policies for some of the world's top energy companies as well as some of the nations top government agencies. We help design an effective, industry standard security policy and integrate it into such client's security architecture and teach the best ways to enforce them within their organization.

      Forensics. The capture, recording, and analysis of network events in order to discover the source of security attacks, exposures, and breaches.

      Security Training. Our employees have extensive wired and wireless network as well as SCADA/Critical Infrastructure security experience. Our instructors, all with over a decade of professional security experience, come from a background of enterprise security software development companies, various government agencies, financial institutions, energy & utility companies, and some of the worlds largest oil & gas companies.

Competition

      We face a great deal of competition for its services from a number of companies. Competition within the M2M market varies by industry and applications. Typical competitors are regional or national service-oriented companies that address a single niche such as HVAC, asset tracking, or utility meter reading. Other competitors include equipment manufacturers looking to develop their own monitoring service to enable long-term maintenance contracts or companies that offer M2M solutions for private label. No competitor offers an integrated, broad-based, end-to-end, turnkey solution that's addresses any application. It is expected that competition for our services will increase dramatically in the coming years as additional companies looking to become complete M2M solutions providers are expected to enter the market in the next few years.

Employees

      We have 11 full-time employees and no part-time employee as of March 31, 2006. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

Recent Developments

      Note and Warrant Private Placement. On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of our common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC The convertible notes have a 3 year term and bear interest at six percent (6%). The notes are convertible into our common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is initially 50% provided, that, such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. "Market Price" means the average of the lowest three trading prices (as defined) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property.

      Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the "initial market price" (as defined) we may prepay a such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

      The notes were issued with warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

      We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants within 30 days of the execution of the Securities Purchase Agreement.

      We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

      In connection with the offer and sale of the notes and the warrants, we engaged Envision Capital LLC, as a finder for the transaction. Envision will receive a ten percent (10%) cash commission on the sale of the notes and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

There is a limited trading market for our common stock.

      Our common stock is traded on the OTC Bulletin board under the symbol "JKRI.OB." There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

Our common stock is considered to be a "penny stock" and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

      As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

We have issued a substantial number of securities convertible into shares of our common stock which will result in substantial dilution to the ownership interests of our existing stockholders.

      As of March 31, 2006, approximately 682,500,000 shares of our common stock were reserved for issuance upon exercise or conversion of the convertible promissory notes and warrants issued to investors in connection with our March 2006 private placement.

      The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A substantial number of our convertible securities are convertible into shares of common stock at a current conversion price of $0.005 per share. Most of these shares are eligible for public resale. The trading price of our common stock and our ability to raise additional financing may be adversely affected by the influx into the market of such a substantial number of shares.

      Our outstanding convertible notes are presently convertible into 140,000,000 shares of common stock at a per share conversion price equal to the average of three lowest trading prices during the twenty day period prior to conversion multiplied by 50% (currently $0.005) which is less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In the event that our stock trades below current market prices share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, of less $.005 per share. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

We do not expect to pay dividends for the foreseeable future.

      For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this prospectus may not be accurate.

      Any and all projections and estimates contained in this annual report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

We may not have sufficient funds to operate our business and may not be able to obtain additional financing.

      We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

      Based on our current plans, we believe that we do not have sufficient financial resources to meet our operating expenses and capital requirements for fiscal 2006. However, if we plan to expand our operations to manufacture and market additional products or services or if we make material acquisitions, we will need to obtain additional funds. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

      You should be aware that in the future:

      o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

      o     any available additional financing may not be adequate.

      If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to expand our operations or develop and manufacture our products.

We may need to develop manufacturing capacity for our existing and future products, which will increase our expenses.

      We have evaluated in the past, and continue to evaluate, the feasibility of acquiring manufacturing capabilities to support the production of our products. These facilities may be required to meet the production capacities required to produce such products for commercial sale at an acceptable cost. We have not manufactured these products in the past. Developing these capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

      Our success largely depends on the skills, experience and efforts of our senior management, particularly our Chief Executive Officer, Jeffrey W. Flannery and our President and Chief Operating Officer, James E. Nelson. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders' decisions.

      Assuming that issued and outstanding warrants and options for our common stock have not been exercised, two of our significant shareholders own approximately 40% of our outstanding common stock as of March 31, 2006. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Substantial sales of our stock may impact the market price of our common stock.

      Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

The marketability and profitability of our products is subject to unknown economic conditions.

      The marketability and profitability of our products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management. Favorable changes may not necessarily enhance the marketability or profitability of the products. Even under the most favorable marketing conditions, there is no guarantee that our products can be sold or, if sold, that such sale will be made upon favorable prices and terms.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

      Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

                         Cautionary Statement Concerning
                           Forward-Looking Statements

      Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

      Our executive and operational headquarters are based in Houston, Texas. We lease office space under an operating lease that expires in May 2010 at a monthly rent of $23,560. We may require additional office space if we grow. We believe there is an adequate supply of suitable office space for lease on terms acceptable to us should we require it.

Item 3. Legal Proceedings

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock trades on the OTC Bulletin Board under the symbol "JKRI." The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2004 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-for-1000 reverse stock split which was effected on November 22, 2004, the 1-for-2000 reverse stock split which was effected on May 9, 2005 and the 4-forr 1 stock split which was effected on May 27, 2005. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2005 to December 31, 2005 (OTC Bulletin Board)  High Bid    Low Bid
-------------------------------------------------------------------------------
First quarter                                              $   3.500   $  0.00
Second quarter                                                 0.065      0.00
Third quarter                                                  0.108      0.006
Fourth quarter                                                 0.025      0.003

January 1, 2004 to December 31, 2004 (OTC Bulletin Board)  High Bid    Low Bid
-------------------------------------------------------------------------------
First quarter                                              $  16,250   $  2,500
Second quarter                                                14,500      3,525
Third quarter                                                  9,250        575
Fourth quarter                                                   975       0.50

      As of March 9, 2006, there were approximately 48 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

      Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

      Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:

                                                 (a)                      (b)                         (c)
-------------------------------------    --------------------    ----------------------     ------------------------
                                                                                             Number of securities
                                              Number of                                       remaining available
                                          securities to be                                    for future issuance
                                             issued upon                                         under equity
                                             exercise of           Weighted-average           compensation plans
                                             outstanding           exercise price of         (excluding securities
                                          options, warrants      outstanding options,         reflected in column
           Plan Category                     and rights           warrants and rights                (a))
-------------------------------------    --------------------    ----------------------     ------------------------
Equity compensation plans approved
 by security holders                         45,577,624                  $0.0127                  99,655,000
Equity compensation plans not
 approved by security holders                        --                       --
Total                                        45,577,624                  $0.0127                  99,655,000

RECENT SALES OF UNREGISTERED SECURITIES

      In January 2006, we issued an 8% Convertible Note in the aggregate principal amount of $250,000 to a single accredited investor in consideration for services rendered under a fee agreement dated November 2005. This note is due and payable on or before January 1, 2007. This note is convertible into shares of that number of shares of our common stock as would be determined by dividing (i) the unpaid principal balance plus accrued interest by (ii) 80% of the average of the three lowest closing bid prices for the twenty trading days immediately prior to conversion. No conversions can be made which would result in holder owning more than 4.99% of our common stock after conversion. The issuance of the note was exempt under Section 4(2) of the Securities Act of 1933, as amended

      In March 2006, we issued an 8% Convertible Note in the aggregate principal amount of $60,000 to a single accredited investor. Upon consummation of a funding in the aggregate amount of $300,000, the holder entitled to full payment of all outstanding principal and interest. In addition, the holder is entitled receive Common Stock equal to the value of the Principal and interest at a conversion price equal to the average of the lowest 3 closing bid prices in the 20 trading days immediately preceding the repayment date. No conversions can be made which would result in holder owning more than 4.99% of our common stock after conversion. The issuance of this note was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

      Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section "Risk Factors" set forth in this report.

      The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

      We build and operate large scale wireless networks and provide consulting and engineering services to allow our customers to build and operate their networks. We also provide data collection and management services between remote devices called Machine to Machine or M2M services. We entered this industry upon the acquisition of Diverse Networks, Inc. on December 1, 2006. The transaction was accounted for as a recapitalization effected through a reverse merger, such that Diverse Networks, Inc. was treated as the "acquiring company" for financial reporting purposes

      Our executive offices are located at 550 Greens Parkway, Suite 230, Houston, Texas 77067 and telephone number (619) 615-4242. We maintain a website at www.jacksonrivers.com.

Significant Accounting Policies

      Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Results of Continuing Operations

Basis of Presentation

      The results of operations set forth below for the years ended December 31, 2005 and 2004 are those of the continuing operations of The Jackson Rivers Company, which include Diverse Networks, Inc. on a consolidated basis

      The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

                                                    Year Ended      Year Ended
                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
Net sales                                          $  2,193,685    $  6,589,736
Cost of sales                                         1,026,414       4,632,597
                                                   ------------    ------------

Gross profit                                          1,167,271       1,957,139

Selling, general and administrative                   1,363,490       2,329,207
Recapitalization Expense                              1,263,727              --
Depreciation and Amortization                           171,019         189,311
                                                   ------------    ------------

Operating loss                                     $ (1,630,965)   $   (561,379)
                                                   ============    ============

Comparison of the Years ended December 31, 2005 and 2004

      Net sales. Net sales for operations of The Jackson Rivers Company decreased to $2,193,685, or a decrease of approximately 67%, for the year ended December 31, 2005, from $6,589,736 for the year ended December 31, 2004. This decrease was attributable to the discontinuation of a major contract with Palm.net, a company which ceased operations in September 2004 and the completion of a major development with Prenova, Inc., which was not renewed.

      Cost of Sales. Cost of sales for continued operations decreased to $1,026,414, or approximately 78%, for the year ended December 31, 2005, from $4,632,597 for the year ended December 31, 2004. As a percentage of net sales, cost of sales decreased to 47% of net sales for the year ended December 31, 2005 versus approximately 70% of sales for the year ended December 31, 2004. The decrease in cost of sales as a percentage of net sales resulted primarily from a reduction of company employees and operational overhead As a result, we generated a gross profit of $1,167,271 with a gross profit margin of approximately 53% for the year ended December 31, 2005.

      Selling, general and administrative. Selling, general and administrative expenses decreased to $1,363,490, or a decrease of approximately 41%, for the year ended December 31, 2005, from $2,329,207 for the year ended December 31, 2004. As a percentage of net sales, selling, general and administrative expenses were approximately 62% for the year ended December 31, 2005, as compared to approximately 35% for the comparable period in 2004. The decrease in selling, general and administrative expenses primarily results from a reduction in administrative and sale staff as the number of employees was reduced to 11 employees from a previous high in excess of 50.

      Recapitalization Expense During the year ended December 31, 2005, we incurred $1,263,727 in connection with our recapitalization in December 2005.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $171,019 for the year ended December 31, 2005, from $189,311 for the year ended December 31, 2004. This decrease was due to equipment that depreciated and not replenished due to the loss of the contract with Palm.net.

      Operating loss. We incurred an operating loss of $1,630,965 for the year ended December 31, 2005, compared to an operating loss of $561,379 for the year ended December 31, 2004. We had increased operating losses in the year 2005 as compared to 2004 primarily because the loss of revenues from a major contract with Palm.net and continuing obligations that we had with rental of our operating facilities and maintenance of equipment.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at December 31, 2005 was $1,322,051 and at December 31, 2004 it was $95,409. We had cash of $36,361 as of December 31, 2005, while we had cash of $238,235 as of December 31, 2004. This difference results primarily from loss of contract revenues and fluctuations in accounts receivables.

      We used $120,932 of net cash used in operating activities for the year ended December 31, 2005 compared to using $275,749 in the year ended December 31, 2004. This cash used in operating activities was offset by a non-cash depreciation expense of $143,407, and an amortization expense of $27,612.

      Net cash flows used in investing activities was $9,753 for the year ended December 31, 2005, compared to $58,616 in the year ended December 31, 2004. The cash used in investing activities for the year ended December 31, 2005 was for purchase of equipment and software.

      Net cash flows used in financing activities were $71,189 for the year ended December 31, 2005, compared to net cash provided by financing activities of $29,742 in the year ended December 31, 2004. The difference results primarily from $95,046 in payments on notes and capital leases.

March Private Offering

      On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of our common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC The convertible notes have a 3 year term and bear interest at six percent (6%). The notes are convertible into our common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is initially 50% provided, that, such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. "Market Price" means the average of the lowest three trading prices (as defined) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property.

      Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the "initial market price" (as defined) we may prepay a such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

      The notes were issued with warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

      We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants within 30 days of the execution of the Securities Purchase Agreement.

      We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

      In connection with the offer and sale of the notes and the warrants, we engaged Envision Capital LLC, as a finder for the transaction. Envision will receive a ten percent (10%) cash commission on the sale of the notes and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

Insider and Affiliate Loans

      In July 2005, we borrowed $85,000 from an officer. This note is payable with accrued interest on or before July 13, 2006.

Capital Requirements

      We had a working capital deficit of $1,322,051 as of December 31, 2005. Since that time, we have completed a private placement of our common stock which resulted in net proceeds to us of approximately $400,000 and we expect to close the next 2 tranches on this placement which will generate gross proceeds of an additional $1,300,000 in the next 90 days.

      In the event we seek to expand our operations or launch new products for sale into the marketplace, or in the event we seek to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of our lender under the March private placement.

Off-Balance Sheet Arrangements

      None.

Item 7. Financial Statements

                                Table of Contents

Report of Independent Registered Public Accounting Firm                      F-1
Consolidated Balance Sheet                                                   F-2
Consolidated Statements of Operations                                        F-3
Consolidated Statements of Cash Flows                                        F-4
Consolidated Statements Stockholders' Deficit                                F-5
Notes to Financial Statements                                                F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Jackson Rivers Company
(formerly Diverse Networks, Inc.)
San Diego, California

We have audited the accompanying balance sheet of The Jackson Rivers Company ("Jackson Rivers") (formerly Diverse Networks, Inc.) as of December 31, 2005 and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended These financial statements are the responsibility of Jackson Rivers' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackson Rivers as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Jackson Rivers will continue as a going concern. As discussed in Note 2 to the financial statements, Jackson Rivers has recurring net losses and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 3, 2006

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents                                          $     36,361

Accounts receivable, net of allowance for doubtful
  account of $3,010                                                     272,330

Inventory                                                                19,633

Prepaid expenses and other                                               32,681
                                                                   ------------

    Total current assets                                                361,005
Software, net                                                            25,910

Property and equipment, net                                             225,485
                                                                   ------------
Total assets                                                       $    612,400
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities                           $    453,125
Notes payable                                                           917,000
Notes payable - related
party                                                                   302,644

Capital lease - current portion                                          10,287
                                                                   ------------
    Total current liabilities                                         1,683,056

Long-term liabilities:
Capital lease, net of current portion                                     4,765
Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000,000 shares authorized:

  Series A preferred stock, par value $.00001 per
  share, 10,000,000 shares authorized; 960,000
  shares issued and outstanding                                              10

  Series B preferred stock, par value $.001 per
  share, 8,413,607 shares authorized; 1,000,000
  issued and outstanding                                                  1,000

Common stock, par value $.00001 per share, 990,000,000
  shares authorized; 49,527,624 shares issued and outstanding               495
Additional paid-in capital                                              507,755

Stock subscription receivable                                           (92,400)

Accumulated deficit                                                  (1,492,281)
                                                                   ------------

Total stockholders' deficit                                          (1,075,421)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    612,400
                                                                   ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004

                                                       2005            2004
                                                   ------------    ------------

Sales, net                                         $  2,193,685    $  6,589,736

Cost of sales                                         1,026,414       4,632,597
                                                   ------------    ------------
Gross profit                                          1,167,271       1,957,139

Operating expenses:

Selling, general, and administrative                  1,363,490       2,329,207
Recapitalization expense                              1,263,727              --
Depreciation and amortization                           171,019         189,311
                                                   ------------    ------------
Total operating expenses                              2,798,236       2,518,518
                                                   ------------    ------------

Loss from operations                                 (1,630,965)       (561,379)
                                                   ------------    ------------

Other income (expense):
Other income                                              2,131              --

Interest expense                                        (30,365)        (25,660)
                                                   ------------    ------------
Total other (expense)                                   (28,234)        (25,660)

Net loss before provision for income taxes           (1,659,199)       (587,039)
Income tax benefit

     Income tax benefit                                (158,817)        (59,906)
                                                   ------------    ------------

Net loss                                           $ (1,500,382)   $   (527,133)
                                                   ============    ============

Earnings (loss) per share, basic and diluted       $      (0.46)           N/A*
                                                   ============    ============

Weighted average number of shares
  outstanding (basic and diluted)                     3,278,100            N/A*
                                                   ============    ============

* Jackson Rivers issued preferred shares, rather than common stock, in connection with the merger of Diverse Networks. Accordingly, no common shares are deemed outstanding prior to the merger.

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                       2005            2004
                                                   ------------    ------------
Cash flow from operating activities:
Net loss from operations                           $ (1,500,382)   $   (527,133)
Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                        143,407         155,760

    Amortization                                         27,612          33,551
    Common stock issued in exchange for
      consulting services rendered                       48,400              --
    Common stock issued in exchange for
      employee services rendered and
      related transaction costs                          44,543              --
    Loss on recapitalization                          1,263,727              --
    Modification of warrants                                 --         270,060
    Deferred income tax                                      --         (70,945)
Changes in assets and liabilities:
  (Increase) decrease

    Accounts receivable                                 215,102         152,078
    Prepaid expenses                                     94,923          (7,151)
    Federal income tax receivable                            --         (86,309)
    Inventory                                             6,856              --
  Increase (decrease)

    Accounts payable and accrued expenses              (465,120)       (195,660)
                                                   ------------    ------------

      Net cash used in operating activities            (120,932)       (275,749)

Cash flows from investing activities:
Purchase of property, equipment and software             (9,753)        (58,616)
                                                   ------------    ------------
      Net cash used in investing activities              (9,753)        (58,616)

Cash flows from financing activities:
  Proceeds from capital lease obligation                     --          29,888
  Sale of common stock                                   23,857              --
  Payments on notes payable                             (85,356)             --
  Payments on capital lease obligations                  (9,690)         (5,146)
  Proceeds from exercise of stock options                    --           5,000
                                                   ------------    ------------
      Net cash used in financing activities             (71,189)         29,742

Net decrease in cash and cash equivalents              (201,874)       (304,623)

Cash and cash equivalents at beginning of period        238,235         542,858
                                                   ------------    ------------
Cash and cash equivalents at end of period         $     36,361    $    238,235
                                                   ============    ============

Supplemental disclosures of cash flow information
  Income taxes paid                                $         --    $         --
                                                   ============    ============
  Interest paid                                    $     30,628    $     30,410
                                                   ============    ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                  CONSOLIDATED STATEMENTS STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2005 and 2004

                             Preferred Series A          Preferred Series B                 Common               Paid In
                             Shares        Stock         Shares        Stock        Shares         Stock         Capital
                          -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances at December
  31, 2003                         --   $        --            --   $        --     5,000,000   $    25,000    $        --

Modification of
  employee options                 --            --            --            --         5,000         5,000             --

Stock options exercised            --            --            --            --            --       270,060             --

Net loss
                          -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances at December
  31, 2004                         --            --            --            --     5,005,000       300,060             --

Sale of common stock               --            --            --            --    24,700,000           247        116,010

Stock based
  compensation                     --            --            --            --            --            --         92,943

Recapitalization of
  Diverse Networks,
  Inc.                        960,000            10     1,000,000         1,000    19,822,624      (299,812)       298,802

Net loss
                          -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances at December
  31, 2005                    960,000   $        10     1,000,000   $     1,000    49,527,624   $       495    $   507,755
                          ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                            Accumulated
                              Stock          Earnings
                           Subscription      (Deficit)         Totals
                           ------------    ------------    ------------
Balances at December
  31, 2003                 $         --    $    535,235    $    560,235

Modification of employee
  options                            --              --           5,000

Stock options exercised              --              --         270,060

Net loss                                       (527,134)       (527,134)
                           ------------    ------------    ------------
Balances at December
  31, 2004                           --           8,101         308,161

Sale of common stock            (92,400)             --          23,857

Stock based compensation             --              --          92,943

Recapitalization of
  Diverse Networks,
  Inc.                               --              --              --

Net loss                                     (1,500,382)     (1,500,382)
                           ------------    ------------    ------------
Balances at December
  31, 2005                 $    (92,400)   $ (1,492,281)   $ (1,075,421)
                           ============    ============    ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                      THE JACKSON RIVERS COMPANY (formerly
                             Diverse Networks, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

Diverse Networks, Inc. ("DNI") was formed in Texas in 1998 and provides technical, operational, consulting and engineering services to various companies with respect to wired and wireless communication networks. Such services include design engineering, operational analysis, and outsourcing of service management. Jackson Rivers is particularly oriented to services utilizing wireless technologies for data transport.

On December 2, 2005, The Jackson Rivers Company ("Jackson Rivers" or "JRC"), through its wholly-owned subsidiary, JKRC Sub, Inc., a Texas corporation ("JKRC"), acquired Diverse Networks, Inc. Pursuant to the Merger Agreement, each share of DNI common stock was converted into the right to receive either
(I) $0.21 in the form of a one-year 8% promissory note, or (ii) one share of a JRC Series B Preferred Stock, at the election of each DNI stockholder. The transaction has been accounted for as a recapitalization effected through a reverse merger, such that DNI will be treated as the "acquiring" company for financial reporting purposes.

The consolidated financial statements include the accounts of the JRC and its wholly-owned subsidiaries (collectively, the "Company"). Significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposits and highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts

Jackson Rivers analyzes current accounts receivable for collectibility based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. The allowance for doubtful accounts was $3,010 at December 31, 2005.

Revenue Recognition

Jackson Rivers recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Concentrations of Credit Risk

Jackson Rivers' cash and cash equivalents are temporarily invested in high quality institutions. At times, such investments may be in excess of FDIC insurance limits. Financial instruments that potentially subject Jackson Rivers to credit risk also include trade accounts receivable.

Property and Equipment

Property and equipment are stated at acquisition cost and are depreciated on a straight-line basis over their useful lives as follows:

       Assets                            Life (Years)
       ------                            ------------
Computer and Equipment                         3               $  462,360
Furniture and Fixtures                       5-7                  227,237
Leasehold Improvements                        10                  259,835

Less: Accumulated depreciation                                   (723,947)
                                                               ----------
Property and equipment, net                                    $  225,485
                                                               ==========

Depreciation expense for 2005 and 2004 was $143,407 and $155,760, respectively.

Software

Software is stated at acquisition cost and amortized on a straight-line basis over their useful lives as follows:

       Assets                            Life (Years)
       ------                            ------------
Software                                       3               $  158,343
Less: Accumulated amortization                                   (132,433)
                                                               ----------
Software, net                                                  $   25,910
                                                               ==========

Amortization expense for 2005 and 2004 was $27,612 and $33,551, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Income (Loss) Per Share

Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no dilutive common stock equivalents during 2005 and 2004.

Stock Options

Jackson Rivers accounts for employee stock options under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB
25). In accordance with APB 25, compensation cost for stock options is recognized in income based on the excess, if any, of the market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of Jackson Rivers' common stock at the date of grant, thereby resulting in no recognition of compensation expense by Jackson Rivers.

The following table illustrates the effect on net loss and earnings per share if Jackson Rivers had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                                        2005           2004
                                                     -----------    -----------

Net loss, as reported                                $(1,500,382)   $  (527,133)

Deduct: Total stock-based employee/director
  compensation expense under the fair value
  based method for all awards, net of
  related tax effects                                    (30,079)       (56,813)
                                                     -----------    -----------

Pro forma net loss                                   $(1,530,461)   $  (583,926)
                                                     ===========    ===========

  Loss per share basic and diluted - as
    reported                                         $     (0.46)           N/A
  Loss per share basic and diluted - pro
    forma                                            $     (0.47)           N/A

Shares used in basic and diluted loss per share        3,278,100            N/A

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (SFAS 123R). This statement replaces SFAS 123, supersedes APB 25, and amends SFAS 95, Statement of Cash Flows. SFAS 123R requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased, or cancelled after that date. The scope of SFAS 123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R is effective for Jackson Rivers on January 1, 2006. Jackson Rivers is currently evaluating the effect that SFAS 123R will have on its financial position and results of operations.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended December 31, 2005 and 2004, Jackson Rivers has incurred a loss of $1,500,382 and $527,133, respectively. In addition, Jackson Rivers' current liabilities exceeded its current assets by $1,322,051 as of December 31, 2005. These factors among others may indicate that Jackson Rivers will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates Jackson Rivers will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should Jackson Rivers be unable to continue as a going concern.

In order to improve Jackson Rivers' liquidity, Jackson Rivers is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance Jackson Rivers will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

3. ACQUISITION OF DIVERSE NETWORKS, INC.

On December 2, 2005, The Jackson Rivers Company, through its wholly-owned subsidiary, JKRC Sub, Inc., a Texas corporation, acquired DNI. Pursuant to the Merger Agreement, each share of DNI common stock was converted into the right to receive either (I) $0.21 in the form of a one-year 8% promissory note, or (ii) one share of a JRC Series B Preferred Stock, at the election of each DNI stockholder. The transaction has been accounted for as a recapitalization effected through a reverse merger, such that DNI will be treated as the "acquiring" company for financial reporting purposes.

Each share of Series B stock will initially be convertible, starting December 1, 2007, into that number of JRC common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is .5942795 and the denominator equal to the "market price" of JRC common stock at the time of conversion. The conversion rate is subject to adjustment.

JRC issued approximately $862,000 in promissory notes and 1 million shares of Series B Preferred Stock to DNI stockholders. In addition, JRC assumed $228,000 of outstanding DNI debt in connection with the transaction.

Jackson Rivers expensed $401,727 of net liabilities assumed upon the recapitalization and recorded the amount to recapitalization expense on the statement of operations.

4. LEASE COMMITMENTS

Jackson Rivers leases office space under an operating lease that expires May 2010. Rent expense totaled $176,501 and $337,295 for 2005 and 2004, respectively.

Jackson Rivers leases certain equipment under capital leases. The following is a schedule by years of future minimum lease payments as of December 31, 2005

Years ending December 31,

                  2006                                                    10,911
                  2007                                                     4,845
                                                                    ------------
Total minimum lease payments                                              15,756
Less amount representing interest                                            704
                                                                    ------------
                                                                          15,052
Less current installments of obligations
  under capital leases                                                    10,287
                                                                    ------------
Long-term obligation under capital leases,
  with interest rate of 9.7%                                        $      4,765
                                                                    ============

Obligations under capital leases are collateralized by leased equipment.

Future minimum payments under capital and operating leases as of December 31, 2005 are as follows:

                  2006                                              $    262,512
                  2007                                                   262,512
                  2008                                                   262,512
                  2009                                                   262,512
                  2010                                                   109,338
                                                                    ------------

                                                                    $  1,159,386
                                                                    ============

5. EMPLOYEE RETIREMENT PLAN

Jackson Rivers maintains a plan under which eligible employees may elect to defer a portion of their annual compensation, up to a maximum of 50%, not to exceed $16,000 for the year 2004 or later years as adjusted for cost of living increases, pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate. Jackson Rivers matches contributions on a discretionary basis as determined by the board of directors. Employees are 100% vested in their portion of Jackson Rivers' contributions, if any. Jackson Rivers contribution and expenses to the plan for the year ended December 31, 2005 was $32,462.

6. NOTES PAYABLE

During the year ended December 31, 2005, Jackson Rivers borrowed $45,000 from a vendor. The note is payable in twelve monthly installments and is due in full September 2006. No interest is due.

During the year ended December 31, 2005, Jackson Rivers entered into an agreement with a third party vendor to settle claims and amounts owing to the vendor. Under the terms of the agreement, Jackson Rivers agreed to pay $15,000 in cash and issue a demand promissory note for $30,000, in satisfaction of amounts due, bearing interest at 6% per annum. The note is payable in six monthly installments and is due in full January 2006. The current balance of the note is $10,000. The note was paid in full subsequent to year end.

During the year ended December 31, 2005, Jackson Rivers borrowed $85,000 from an officer. The note is payable with accrued interest at 8% on or before July 13, 2006.

Pursuant to the acquisition of DNI, Jackson Rivers borrowed $862,000 from 12 individuals in December 2005. The notes bear interest at 8% per annum and are payable in four equal quarterly installments of principal and interest. The notes are due in full December 2006. The current balance of the notes is $862,000.

Shareholder loans are uncollateralized and totaled $217,644 at December 31, 2005, including interest at 10%, due in February 2006. The notes were paid in full subsequent to year end.

7. INCOME TAXES

Jackson Rivers uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Jackson Rivers incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1.5 million at December 31, 2005, and will expire beginning in the year 2025.

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35% for 2005 and 2004:

                                                      2005             2004
                                                  ------------     ------------

Federal income tax benefit at statutory rate      $   (525,134)    $   (205,464)
Non-deductible expense                                      --           96,839
Adjustments                                            366,317           48,719
                                                  ------------     ------------
          Income tax benefit                      $   (158,817)    $    (59,906)
                                                  ============     ============

          Effective income tax rate                        9.6%            10.2%
                                                  ============     ============

8. CAPITAL STOCK

Jackson Rivers has authorized 990,000,000 shares of common stock, with a par value $0.00001 per share. During the period ended December 31, 2005, Jackson Rivers issued 8,100,000 shares of common stock to consultants for services. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of Jackson Rivers' common stock during the period the services were rendered. Jackson Rivers issued 16,600,000 shares of common stock, valued at $143,400, to officers and employees for stock options exercised. Jackson Rivers received $23,847 in connection with common shares issued to employees for common stock subscribed and stock options exercised, net of costs and fees.

Compensation and related transaction costs of $92,943 were charged to operations during 2005.

Jackson Rivers has designated 10,000,000 shares of its preferred stock as the Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into 1,000 shares of Jackson Rivers' common stock. On all matters submitted to a vote of Jackson Rivers' security holders, a holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 2,000. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of Jackson Rivers ranking junior to the Series A Preferred Stock. As of December 31, 2005 Jackson Rivers has 960,000 shares of Series A Preferred Stock issued and outstanding.

Jackson Rivers has designated 10,000,000 shares of its preferred stock as the Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into shares of Jackson Rivers' common stock at 80 percent of the OTCBB, (or such other exchange or market on which the Common Stock is then listed, if the Common Stock is not listed on the OTCBB) five-day average closing bid price for each share of the common stock for the five days prior to the date of the conversion. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series B Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the "Liquidation Rate") before any payment or distribution shall be made on the common stock, or any other class of capital stock of Jackson Rivers ranking junior to the Series B Preferred Stock. On December 31, 2005 the total authorized shares of the Series B Preferred Stock was reduced to 8,413,607 shares. As of December 31, 2005 Jackson Rivers has 1,000,000 shares of Series B preferred stock issued and outstanding.

Jackson Rivers evaluated the application of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" for the Series A and Series B Preferred Stock. Based on the guidance of SFAS No. 133 and EITF 00-19, Jackson Rivers concluded that these instruments were not required to be accounted for as derivatives.

9. STOCK OPTIONS

Jackson Rivers has stock option plans, which provide for the granting of qualified and nonqualified options to employees of Jackson Rivers. A maximum of 5,000,000 shares of common stock may be issued under the plans. The option price, number of shares, vesting schedule, holding period or other restrictions and grant dates are determined at the discretion of a committee appointed by Jackson Rivers' board of directors. Options granted under the plans are exercisable for a period not to exceed ten years from the option grant date.

A summary of option transactions during the year ended December 31, 2005 and 2004, respectively, is shown below:

                                         2005                          2004
                             ----------------------------   -----------------------------
                                               Weighted-                       Weighted-
                                                Average                         Average
                                Number         Exercise        Number          Exercise
                               of Shares        Price         of Shares         Price
                             ------------    ------------   ------------    ------------
Outstanding at January 1        3,885,552          0.3118      4,174,457          0.3185
Granted                           120,000          0.2000         14,000          1.0000
Exercised                              --              --         (5,000)         0.5000
Canceled                         (288,148)         0.4484       (297,905)         0.4547
                             ------------                   ------------

Outstanding at December 31      3,717,404          0.2976      3,885,552          0.3118
                             ============                   ============

Exercisable at December 31      3,490,696                      3,615,751
                             ============                   ============

A summary of options outstanding as of December 31, 2005 is shown below:

                                Weighted-Average
                                   Remaining
                                Contractual Life     Number of
 Exercise   Number of Shares       of Shares           Shares
  Price       Outstanding         Outstanding       Exercisable
 --------   ----------------    ----------------    -----------
  $ 0.01       1,980,811           3.4 years        1,980,811
  $ 0.20         120,000           9.5 years                -
  $ 0.50       1,108,289           5.0 years        1,013,785
  $ 1.00         508,304           5.4 years          496,100
               ---------                            ---------
               3,717,404                            3,490,696
               =========                            =========

The weighted-average estimated fair value of stock options granted during 2005 and 2004 was $0.20 and $0.20 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2005 and 2004:

Risk-free interest rate                        1.66%-3.94%
Expected life (years)                                  10
Expected dividends                                   None
Expected volatility                                   137%

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and Jackson Rivers' options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

The terms of awards issued to employees state that awards are forfeited upon termination of employment with Jackson Rivers. In October 2004, Jackson Rivers modified the terms of certain awards issued to former employee in connection with their termination, such that the awards continue after termination of employment. The awards were fully vested at the time of modification. As a result of this modification, Jackson Rivers recorded expense totaling $270,060 in fiscal 2004, representing the fair value of the options on the date of modification.

10. MAJOR CUSTOMERS

During 2005, Jackson Rivers had two major customers, sales to which represent approximately 89% of Jackson Rivers' revenues. During 2004, Jackson Rivers had 4 major customers, sales to which represent approximately 86% of Jackson Rivers' revenues.

11. SUBSEQUENT EVENTS

On March 17, 2006 Jackson Rivers sold its wholly-owned subsidiary, JRC Global, Inc. to the former CEO of The Jackson Rivers Company. Jackson Rivers received a note for $1,100 for its one share of JRC Global, Inc. The value of the note approximated the book value of the net assets sold, such that no significant gain/loss was recorded on the sale

On March 31, 2006, Jackson Rivers executed a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of our common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement (issued March 31, 2006); (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC The convertible notes have a 3 year term and bear interest at six percent (6%). The notes are convertible into our common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is initially 50% provided, that, such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. "Market Price" means the average of the lowest three trading prices (as defined) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property.

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of between 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the "initial market price" (as defined) Jackson Rivers may prepay a such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

The notes were issued with warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

In connection with the offer and sale of the notes and the warrants, Jackson Rivers engaged Envision Capital LLC, as a finder for the transaction. Envision will receive a ten percent (10%) cash commission on the sale of the notes and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      In October 2005, we dismissed Russell Bedford Stefanou Mirchandani LLP as our independent accountants, and we engaged Malone & Bailey, PC as our independent acccountants.

The reports of Russell Bedford Stefanou Mirchandani on our financial statements for the fiscal years ended December 31, 2003 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant's reports of Russell Bedford Stefanou Mirchandani on our financial statements as of and for the year ended December 31, 2004 stated that we were experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain its operations, which raises substantial doubt about our ability to continue as a going concern.

      The decision to change accountants from Russell Bedford Stefanou Mirchandani to Malone & Bailey, PC was approved by our board of directors.

      During our fiscal years ended December 31, 2003 and 2004 and the subsequent interim period through October 21, 2005, the date of the dismissal of Russell Bedford Stefanou Mirchandani, we did not have any disagreement with Russell Bedford Stefanou Mirchandani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant's reports of Russell Bedford Stefanou Mirchandani on our financial statements as of and for the year ended December 31, 2004 stated that we were experiencing difficulty in generating sufficient cash flow to meet our obligations and sustain its operations, which raises substantial doubt about our ability to continue as a going concern.

      We have provided Russell Bedford Stefanou Mirchandani with a copy of our Current Report on Form 8-K disclosing this event prior to its filing with the Commission. Russell Bedford Stefanou Mirchandani has provided a letter to us, dated November 4, 2005 and addressed to the Commission, which was attached as
Exhibit 16.1 to our Current Report on Form 8-K disclosing this event which is incorporated herein by reference.

      We engaged Malone & Bailey, PC in October 2005. We had not consulted Malone & Bailey, PC regarding any of the matters specified in Item 304(a)(2) of Regulation S-B. The decision to change accountants from Russell Bedford Stefanou Mirchandani to Malone & Bailey, PC was approved by our board of directors.

Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the disclosure controls and procedures of the Company were not as effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      In connection with the completion of its audit of, and the issuance of its report on the financial statements of the Company for the year ended December 31, 2005, Malone & Bailey, PC identified deficiencies in our internal controls related to depreciation, amortization and the recapitalization of the Company. The adjustments relating to these items were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditor and other outside advisors to ensure that our controls and procedures are adequate and effective.

      There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

      Name                         Age         Position
      ----                         ---         --------
      Jeffrey W. Flannery          49          Director, Chief Executive Officer

      James E. Nelson              64          Director, President

--------------------------------------------------------------------------------

Jeffrey W. Flannery has been a director of The Jackson Rivers Company and its Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since August 31, 2005. Mr. Flannery brings extensive experience in business development and fiscal management to these positions with The Jackson Rivers Company. He is currently serving as (i) President, Chief Financial Officer, Secretary and Director of Axia Group, Inc., a development stage company; (ii) Chief Executive Officer and Chief Financial Officer of Centrex, Inc., a company which is commercializing a patented technology for biochemical detection systems and (iii) Chief Executive Officer and President of Safe Travel Care, Inc, a company which manufactures, markets and sells mobile utility systems for emergency power generealation. Previously, Mr. Flannery was the founder and Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Vice President of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. As President of FLC Partners, Inc., an investment banking services company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. Mr. Flannery received his B.A in Philosophy from the University of California Los Angeles.

James E. Nelson has been a director of The Jackson Rivers Company and its President, and Chief Operating Officer since December 1, 2005. Mr. Nelson has served as the Chief Executive Officer, President, and a founder of Diverse Networks, Inc. in Houston Texas since 1998. Jim brings over 40 years of experience in engineering design, business operations, and technology consulting and senior level management to the company. Jim has many years experience both in the industrial automation industry and in the design, deployment, and commercialization of wireless data communication networks. Early in his career, Jim was involved in design and deployment of some of the world's largest pipeline SCADA projects such as ExxonMobil system, Shell system, Trans-Alaska Pipeline, and Louisiana Offshore Oil Port (LOOP). Jim has an extensive knowledge base of all types of wireless data communication technologies as applicable for both fixed and mobile applications. Before founding Diverse Networks in 1998 he was the Vice President of Network Engineering and Operations at Metricom, Inc.and as such had senior management responsibility for the deployment and ongoing operations of Metricom's wireless Internet product called Ricochet. Jim serves on the Advisory Board of the Houston InfoComm Technology (HIT) Center and has previously served as an Advisor to the University Of Houston College Of Engineering and on the Industry Advisory Council of the Department of Engineering Technology & Industrial Distribution at Texas A&M University. He is the founder and Director of To His Honor Ministries, a non-profit, Houston based sponsor of youth basketball teams and the Vice Chairman of the Gulf District AAU Boys Basketball program. Jim has a Bachelor of Science degree in Electrical Engineering from Texas A&M University, a Masters of Communication Technology certification from the American Institute, and for almost 40 years was a Registered Professional Engineer in the State of Texas.

Audit Committee

      We do not have an audit committee at this time.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

o     Compliance with applicable governmental laws, rules and regulations;

o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

o     Accountability for adherence to the code.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 550 Greens Parkway, Suite 230, Houston, Texas 77067, telephone number (619) 615-4242.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004.

                                            Annual Compensation                        Long-Term Compensation
                                                                                                    Common Shares
                                                                                                      Underlying         All
                                                                                       Restricted      Options          Other
                                                                       Other Annual       Stock        Granted         Compen
    Name and Position         Year          Salary          Bonus      Compensation     Awards ($)    (# Shares)       -sation

Jeffrey W. Flannery           2005            -0-            -0-            -0-            -0-          ------            -0-
Chief Executive Officer       2004            -0-            -0-            -0-            -0-          ------            -0-
and Director
As of August 31, 2005

James E. Nelson               2005            -0-            -0-            -0-            -0-          ------            -0-
President and Director        2004            -0-            -0-            -0-            -0-          ------            -0-
As of December 1, 2005

Dennis N. Lauzon              2005            -0-            -0-            -0-            -0-          ------
Former President              2004            -0-            -0-            -0-            -0-          ------            -0-
and Director
Resigned August 31, 2005

Nicholas Cortese              2005            -0-            -0-            -0-            -0-          ------            -0-
Former Director               2004            -0-            -0-            -0-            -0-          ------            -0-
Resigned August 31, 2005

Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      As of the year ended December 31, 2005, Mr. Nelson has an employment agreement, effective December 1, 2005 (the "Employment Agreement") which provides for a three-year term expiring on December 31, 2008 and an annual salary of $120,000 through year end 2006, increasing to $126,000 for fiscal year 2007 and $132,300 for fiscal year 2008. The agreement also provides for medical benefits and grants of 2,000,000 options at an exercise price of $.015 per share. Such options will vest over a 3 year period with 50% vesting on December 1, 2006, an additional 25% vesting on the December 1, 2007 and the final 25% on December 1, 2008. To the extent that Mr. Nelson is terminated for a reason other than "cause" or if there is a "change of control", Mr. Nelson is entitled to a lump sum payment equal to 2 years' worth of salary/bonus and the continuation of health benefits for a period of 3 years. We do not have employment agreements with any of our other executive officers.

Compensation of Directors

      All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
      o     each of our directors and executive officers; and
      o     all of our directors and executive officers as a group.

      The following table assumes that there are 144,777,624 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

                                  Number Of Shares
      Name And Address (1)       Beneficially Owned       Percentage Owned
      --------------------       ------------------       ----------------

Jeffrey W. Flannery                   48,000,000(2)             33.15%
James E. Nelson.                      48,000,000(2)             33.15%
All  directors  and officers          96,000,000                39.87%
  as a group (2 persons)
--------------
* Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 550 Greens Parkway, Suite 230, Houston, Texas 77067.

(2) Includes 480,000 shares of Series A Preferred Stock, each share of which is convertible into 100 shares of our common stock.

Item 12. Certain Relationships and Related Transactions.

      On December 1, 2005, in connection with the consummation of acquisition of all of the outstanding stock of Diverse Networks, Inc., we entered into a stock purchase agreement with Jeffrey W. Flannery, our Chief Executive Officer (and former President), and then controlling stockholder and James E. Nelson, our new President and Chief Operating Officer, whereby Mr. Flannery agreed to sell 480,000 shares of our Series A Preferred Stock held by him to Mr. Nelson for a purchase price of $150,000 in the form of a secured promissory note in the principal amount of $150,000, accruing interest at 8% and payable in full on or before November 30, 2007. The note is secured by a Pledge Agreement, whereby Mr. Nelson pledged, and granted a security interest in and to, the Series A Preferred Stock purchased from Mr. Flannery until such time as the payments due under the note have been paid in full. Mr. Flannery continues to hold 480,000 shares of Series A Preferred Stock.

      On August 31, 2005, we entered into a stock purchase agreement with Jeffrey W. Flannery, new current Chief Executive Officer, and Dennis N. Lauzon, our former President, Chief Executive Officer and controlling stockholder, whereby Mr. Lauzon agreed to sell 960,000 shares of our Series A Preferred Stock held by him to Mr. Flannery for a purchase price of $60,000 in the form of $15,000 in cash and a secured promissory note in the principal amount of $45,000 payable in 3 monthly installments of $15,000 per month. The note is secured by a Pledge Agreement, whereby Mr. Flannery pledged, and granted a security interest in and to, the Series A Preferred Stock purchased from Mr. Lauzon until such time as the payments due under the note have been paid in full, which note has been paid in full as of November 2005.

      In August 2005, we borrowed $85,000 from Jeffrey W. Flannery pursuant to which we issued Mr. Flannery an 8% promissory note payable on or before July 13, 2006.

      In June 2004, a former majority shareholder sold 10,000,000 shares of common stock to twelve investors in a private sale. As part of the sale agreement, the former majority shareholder agreed to forgive the service and facility costs accrued from inception, and to accept consulting fees of $16,892 for services provided through the date of the sale.

      From August 1, 2003 through March 31, 2006, we had a Consulting Services Agreement with Radel Marketing Corporation, a company owned and controlled by Mr. Lauzon, who was our officer and director until August 31, 2005. Pursuant to the agreement we paid Radel Marketing the sum of $0 in 2005 and $545,500 in 2004, which includes payment for services and miscellaneous expenses incurred while transacting business for The Jackson Rivers Company. Under the agreement with Radel, which is dated August 1, 2004, Radel is to provide us various services which include: business solutions; business validation; contract negotiations; and public relations. We were obligated to pay Radel $8,000 weekly commencing on September 24, 2004. The agreement was renewed on January 1, 2004, to continue working with Radel Marketing to assist in building our business and bring potential opportunities to fruition. The agreement was modified to pay $4,000 weekly beginning October, 2004.

Item 13. Exhibits.

Exhibit No.       Description
-----------       -----------

3.1* Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2 October 4, 2001).

3.2* Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.

3.3* Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.

3.4* Certificate of Designation for the Series B Preferred Stock, filed effective November __,2005.

3.5* Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.

3.6* Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005

3.7* Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001).

3.8*     Amended and Restated Bylaws.

10.1*    Consulting Services Agreement dated August 1, 2003.

10.2*    Technology License Agreement

10.3* Stock Purchase Agreement dated as of August 31, 2005 by and among The Jackson Rivers Company, Dennis Lauzon and Jeffrey Flannery.

10.4* Agreement and Plan of Merger dated December 1, 2005 by and among the Jackson Rivers Company, JKRC Sub, Inc., Diverse Networks, Inc. and the shareholders of Diverse Networks, Inc.

10.5* Stock Purchase Agreement dated as of December 1, 2005 by and between Jeffrey W. Flannery, James E. Nelson and The Jackson Rivers Company.

10.6*. Employment Agreement dated as of December 1, 2005 between James E. Nelson and The Jackson Rivers Company

10.7* Securities Purchase Agreement dated as of March 31, 2006 by and among The Jackson Rivers Company and the Purchaser set forth therein.

10.8*    Form of Callable Secured Promissory Note dated March 31, 2006.

10.9*    Security Agreement dated as of March 31, 2006.

10.10*   Registration Rights Agreement dated as of March 31, 2006.

10.11*   Intellectual Property Security Agreement dated as of March 31,
         2006.

10.12*   Form of Stock Purchase Warrant dated March 31, 2006.

10.13**  Convertible Promissory Note dated as of January 2, 2006.

10.14**  Convertible Promissory Note dated as of March 12, 2006.

14*      Code of Ethics.

21**     Subsidiaries.

23.1**   Consent of Malone & Bailey, PC

31.1** Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

----------
* Previously Filed
** Filed Herewith

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected Malone & Bailey, PC, independent accountants, as our auditors for the year ended December 31, 2005.

Audit Fees

      Malone & Bailey, PC, billed us $36,139 in fees for our annual audit for the year ended December 31, 2005, and $12,161 in fees for the review of our quarterly financial statements for that year.

      Russell Bedford Stefanou Mirchandani LLP billed us $8,500 in fees for the review of our quarterly financial statements for the year ended December 31, 2005.

      Russell Bedford Stefanou Mirchandani LLP billed us $43,300 in fees for our annual audit for the year ended December 31, 2004 and for the review of our quarterly financial statements for that year.

Audit-Related Fees

      Malone & Bailey, PC, billed us $0 for assurance and related services in 2005 and are not reported under Audit Fees above.

      We did not pay any fees to Mantyla Russell Bedford Stefanou Mirchandani LLP for assurance and related services that are not reported under Audit Fees above in 2004.

Tax and All Other Fees

      We did not pay any fees to Malone & Bailey, PC for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2005.

      We did not pay any fees to Russell Bedford Stefanou Mirchandani LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2005 and 2004.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Malone & Bailey, P.C. and the estimated fees related to these services.

      With respect to the audit of our financial statements as of December 31, 2005 and for the year then ended, none of the hours expended on Malone & Bailey PC's engagement to audit those financial statements were attributed to work by persons other than Malone & Bailey PC's full-time, permanent employees.

      With respect to the review of our quarterly financial statements for the year ended December 31, 2005, none of the hours expended on Bedford Stefanou Mirchandani LLP's engagement to review those financial statements were attributed to work by persons other than Mantyla Bedford Stefanou Mirchandani LLP's full-time, permanent employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE JACKSON RIVERS COMPANY

                                           By:/s/ Jeffrey W. Flannery
                                              ---------------------------
                                                  Jeffrey W. Flannery
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                 Title                                  Date
--------------------------------------------------------------------------------

/s/ Jeffrey W. Flannery    Chief Executive Officer, Chief         April 14, 2006
-----------------------    Financial Officer, Secretary,
Jeffrey W. Flannery        Treasurer, Director

/s/James E. Nelson         President, Chief Operating             April 14, 2006
-----------------------    Officer, Director
James E. Nelson