Form 10QSB
period 2006-03-31
JACKSON RIVERS CO
filed 2006-05-23
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2006

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

               550 Greens Parkway, Suite 230, Houston, Texas 77067 (Address of principal executive offices) (Zip Code)

                                 (619) 342-7449
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2006, the issuer had 151,158,574 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                           THE JACKSON RIVERS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

        ASSETS                                                       March 31 2006   December 31, 2005
                                                                     -------------   -----------------
                                                                                         (restated)
Current assets:
Cash and cash equivalents                                             $   683,695       $    36,361
Accounts receivable, net                                                  360,313           272,330

Inventory                                                                  18,333            19,633
Prepaid expenses and other                                                 31,352            32,681
                                                                      -----------       -----------
    Total current assets                                                1,055,311           361,005

Software, net                                                              19,700            25,910

Other assets                                                               28,206                --
Property and equipment, net                                               192,531           225,485
                                                                      -----------       -----------
Total assets                                                          $ 1,334,131       $   612,400
                                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

Accounts payable and accrued liabilities                              $   490,269       $   703,125
Notes payable                                                           1,146,957           917,000
Note payable - related party                                              309,544           302,644
Derivative liability                                                      981,495                --
Capital lease - current portion                                             9,916            10,287
                                                                      -----------       -----------
    Total current liabilities                                           2,938,181         1,933,056

Capital lease, net of current portion                                       2,232             4,765

Stockholders' deficit:

Preferred stock, par value $.00001 per share, 1,000,000,000 shares authorized:

Series A preferred stock, par value $.001 per share,
10,000,000 shares authorized; 960,000 shares issued and
outstanding at March 31, 2006 and December 31, 2005, respectively              10                10

Series B preferred stock, par value $.001 per share,
10,000,000 shares authorized; 8,413,607 issued and
outstanding at March 31, 2006 and December 31, 2005                         1,000             1,000

Common stock, par value $.00001 per share,
990,000,000 shares authorized, 147,777,624 and
49,527,624 shares issued and outstanding at March
31, 2006 and December 31, 2005, respectively                                1,387               495

Additional paid-in capital                                                880,710           507,755

Stock subscription receivable                                                  --           (92,400)

Accumulated deficit                                                    (2,489,389)       (1,742,281)
                                                                      -----------       -----------

Total stockholders' deficit                                            (1,606,282)       (1,325,421)
                                                                      -----------       -----------

Total liabilities and stockholders' deficit                           $ 1,334,131       $   612,400
                                                                      ===========       ===========

                           THE JACKSON RIVERS COMPANY
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                  For the three months ended March 31,
                                                                        2006              2005
                                                                    -------------    -------------
Sales, net                                                          $     468,714    $     696,757

Cost of sales                                                             213,088          544,751
                                                                    -------------    -------------

Gross profit                                                              255,626          152,006

Operating expenses:

Selling, general, and administrative                                      821,349          979,800

Depreciation and amortization                                              36,132           73,691
                                                                    -------------    -------------

Total operating expenses                                                  857,481        1,053,491
                                                                    -------------    -------------

Loss from operations                                                     (601,855)        (901,485)
                                                                    -------------    -------------

Other income (expense):

Other                                                                      37,556               --
Forgiveness of debt                                                            --         (225,700)
Loss on derivative liability                                             (130,794)              --

Interest expense                                                          (52,016)         (12,505)
                                                                    -------------    -------------

Total other expense                                                      (145,254)        (238,205)


Net loss                                                            $    (747,109)   $  (1,139,690)
                                                                    =============    =============

Loss per share, basic and diluted                                   $       (0.01)           N/A *
                                                                    =============    =============

Weighted average number of shares outstanding (basic and diluted)     118,499,847            N/A *
                                                                    =============    =============


* No common shares were issued to effectuate the reverse acquisition of Diverse Networks, Inc. Only preferred shares were issued.

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      For the three months ended March 31,
                                                            2006           2005
                                                         -----------    -----------
Cash flow from operating activities:

Net loss from operations                                 $  (747,109)   $(1,139,690)
Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation                                                  29,922         73,691

Amortization                                                   6,210             --

Common stock issued for
consulting services rendered                                 244,800             --

Common stock issued in exchange
for employee services rendered and
related transaction costs                                    157,200             --

Accretion of discount on note payable                         51,142             --

Loss on derivative liability                                 130,794             --

(Increase) decrease in accounts receivable                   (87,982)       (76,418)

Decrease (increase) in inventory                               1,299        (10,662)

(Increase) in prepaid expenses and other                     (26,878)       (25,290)

(Increase) decrease in federal income tax receivable             333      (160,050)

(Decrease) in accounts payable and accrued liabilities        60,611       (209,579)
                                                         -----------    -----------

Net cash (used in) operating activities                     (179,658)    (1,547,998)

Cash flows from investing activities:

Sale of fixed asset                                            4,420             --

Capital expenditures                                          (1,388)        (2,901)
                                                         -----------    -----------

Net cash provided by (used in) investing activities            3,032         (2,901)

Cash flows from financing activities:

Payments on capital lease obligations                         (2,904)        (2,368)
Proceeds from sale of common stock and common stock
subscribed, net of costs and fees                             64,247      1,207,711

Payment on notes payable                                     (22,383)            --

Proceeds from notespayable                                   785,000        172,312
                                                         -----------    -----------

Net cash provided by financing activities                    823,960      1,377,475


Net increase (decrease) in cash and cash equivalents         647,334       (173,424)

Cash and cash equivalents at beginning of period              36,361        232,341
                                                         -----------    -----------
Cash and cash equivalents at end of period               $   683,695    $    58,917
                                                         ===========    ===========

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for The Jackson Rivers Company ("Jackson Rivers" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements at March 31, 2006, Jackson Rivers has an accumulated deficit of 2,489,389. In addition, Jackson Rivers' current liabilities exceeded its current assets by $1,882,870 as of March 31, 2006. These factors among others may indicate that Jackson Rivers will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates Jackson Rivers will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity and debt investment in the Company. The accompanying financial statements do not include any adjustments that might result should Jackson Rivers be unable to continue as a going concern.

In order to improve Jackson Rivers' liquidity, Jackson Rivers is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance Jackson Rivers will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

3. RESTATEMENT

The balance sheet as of December 31, 2005 has been restated to reflect a $250,000 finder's fee payable to a third party in connection with the reverse merger of Diverse Networks, Inc. in December 2005. The fee was recorded to "loss on recapitalization" in the statements of operations for the year ended December 31, 2005. We did not previously account for this fee. The fee had the impact of increasing current liabilities by $250,000 and accumulated deficit by $250,000 as of December 31, 2005.

4. NOTES PAYABLE

On January 2, 2006, Jackson Rivers issued an unsecured convertible note totalling $250,000 to purchase shares of our common stock (the "Convertible Note"). The convertible note has a 1 year term and bear interest at six percent (6%). The note is convertible into our common stock pursuant to a "variable conversion price" equal 80% of market, as defined.

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

Jackson Rivers is accounting for the conversion option in the Convertible Note and the conversion option in the Securities Purchase Agreement and the associated warrants as derivative liabilities in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19") due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of the Company's common stock on the date of issuance, $0.0027; expected volatility of 111%; risk free interest rate of approximately 4.82%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of the Company's common stock on the date of issuance, $0.011; expected volatility of 111%; risk free interest rate of approximately 4.83%; and a term of three years.

5. CAPITAL STOCK

During the period ended March 31, 2006, the Company issued 75,250,000 shares of common stock to consultants for services. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued 20,000,000 shares of common stock, valued at $157,200, to officers and employees for stock options exercised. The Company received $62,247 of proceeds in connection with common shares issued to employees for common stock subscribed and stock options exercised, net of costs and fees.

Jackson Rivers evaluated the application of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" for the Series A and Series B Preferred Stock to determine if the embedded conversion options should be bifurcated from the host and accounted for seperately. Based on the guidance of SFAS No. 133 and EITF 00-19, Jackson Rivers concluded that the embedded conversion options were not required to be accounted for as derivatives because the economic characteristics and risks of the embedded conversion options are clearly and closely related to the economic characteristics and risks of the Series A and Series B preferred stock.

6. STOCK OPTIONS

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations ("SFAS No. 123R") using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and
(b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's net loss for the quarter ended March 31, 2006 is $5,306 higher, than if it had continued to account for share-based compensation under Opinion 25. Basic and dilute earnings per share for the quarter ended March 31, 2006 would have been (0.01) and (0.01), respectively, if the Company had not adopted Statement 123(R), compare to reported basic and diluted earnings per share of $(0.01) and $(0.01), respectively. We recorded share based compensation costs of $5,306 for the first quarter of 2006.

A summary of option activity under our stock plans as of March, 31, 2006 and the changes during the first quarter of 2006 is presented below:

                                     Number       Weighted-Average
                                    of Shares      Exercise Price
                                    ---------      --------------
Outstanding at December 31          3,717,404         0.2976

Granted                                    --             --
Exercised                                  --             --
Canceled                                   --             --

Outstanding at December 31          3,717,404         0.2976
                                    =========

Exercisable at
March 31                            3,490,696
                                    =========

The assumptions used in the Black-Scholes model were as follows for stock options granted in 2005 and 2004:

Risk-free interest rate                           1.66%-3.94%
Expected life (years)                                  10
Expected dividends                                    None
Expected volatility                                   137%

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

Pro Forma Information Under SFAS No.123 for Periods Prior to 2006

The Company accounted for stock options under the intrinsic value method specified in APB 25 and adopted the disclosure-only provisions of SFAS No. 123 for periods prior to the quarter ending March 31, 2006. Accordingly, compensation cost for prior reported periods has been recognized for grants under the stock option plans only when the exercise prices of employee stock options are less than the market prices or fair values of the underlying stock on the date of grant.

The table below illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in the first quarter of 2005.

    Net loss, as reported                                         $  (1,139,690)

    Deduct: Total stock-based employee/director
       compensation expense under the fair value
       based method for all awards, net of related tax effects           (7,520)
                                                                   ------------

    Pro forma net loss                                             $ (1,147,210)
                                                                   ============
      Loss per share, pro forma basic                                       N/A*
      Loss per share, pro forma diluted                                     N/A*

    Shares used in basic and diluted loss per share                         N/A*

* No common shares were issued to effectuate the reverse acquisition of Diverse Networks, Inc. Only preferred shares were issued.

7. SUBSEQUENT EVENT

On May 5, 2006, the Jackson Rivers Company announced its acquisition of UTSI International Corporation whereby each share of UTSI common stock outstanding at the effective time of the merger was converted into the right to receive
1.438029742  shares of the Company's Series C Preferred Stock or
2,200,000 shares of Series C Preferred.

Each share of Series C stock will initially be convertible, starting after May 5, 2008, into that number of shares of The Jackson Rivers Company common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is $1.00 and the denominator equal to the "market price" of The Jackson Rivers Company common stock at the time of conversion subject to adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section "Risk Factors" set forth in this report.

         The forward-looking events discussed in this quarterly report, the documents to which is referred to the reader and other statements made from time to time by the company or its representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about the company. For these statements, the company claims the protection of the "bespeaks caution" doctrine. All forward-looking statements in this document are based on information currently available to the company as of the date of this report, and the company assumes no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

         We build and operate large scale wireless networks and provides consulting and engineering services to allow its customers to build and operate their networks. We also provide data collection and management services between remote devices called Machine to Machine or M2M services. We entered this industry upon the acquisition of Diverse Networks, Inc. on December 1, 2006. The transaction was accounted for as a recapitalization effected through a reverse merger, such that Diverse Networks, Inc. was treated as the "acquiring company" for financial reporting purposes

         Our executive offices are located at 550 Greens Parkway, Suite 230, Houston, Texas 77067 and telephone number (619) 342-7449. We maintain a website at www.jacksonrivers.com.

Recent Developments

         On May 5, 2006, we, through our wholly owned subsidiary, JKRI Acquisition Corp., a Texas corporation, acquired UTSI International Corporation, a Texas corporation specializing in engineering and information solutions for the oil and gas pipeline industry ("UTSI"). Pursuant to the definitive agreement, each share of UTSI common stock was converted into the right to receive 1.438029742 shares of our Series C Preferred Stock, or 2,200,000 shares of our Series C Preferred Stock in the aggregate. UTSI now operates as our wholly owned subsidiary.

Significant Accounting Policies

         Revenue Recognition

         We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the periods ended March 31, 2006 and March 31, 2005 are those of the continuing operations of The Jackson Rivers Company, which include Diverse Networks, Inc. on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                     2006              2005
                                                  -----------       -----------
Net sales                                         $   468,714       $   696,757
Cost of sales                                         288,656           544,751
                                                  -----------       -----------

Gross profit                                          180,058           152,006

Selling, general and administrative                   821,349           979,800
Depreciation and Amortization                          36,132            73,691
                                                  -----------       -----------

Operating loss                                    $  (601,855)      $  (901,485)
                                                  ===========       ===========

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

         Net sales. Our net sales for operations decreased to $468,714, or a decrease of approximately 33%, for the three months ended March 31, 2006, from $696,757 for the three months ended March 31, 2005. This decrease was attributable to the loss of a key sales and marketing person and the completion of a major component of one of the major contracts.

         Cost of Sales. Cost of sales for continued operations decreased to $288,656, or approximately 47%, for the three months ended March 31, 2006, from $544,751 for the three months ended March 31, 2005. As a percentage of net sales, cost of sales decreased to 62% of net sales for the quarter ended March 31, 2006 versus approximately 78% of sales for the quarter ended March 31, 2005. The decrease in cost of sales as a percentage of net sales resulted primarily from a continuation of cost cutting measures and increased efficiencies. As a result, the company generated a gross profit of $180,058 with a gross profit margin of approximately 38% for the quarter ended March 31, 2006.

         Selling, general and administrative. Selling, general and administrative expenses decreased to $821,349, or a decrease of approximately 16%, for the three months ended March 31, 2006, from $979,800 for the three months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses were approximately 175% for the quarter ended March 31, 2006, as compared to approximately 141% for the comparable period in 2005. The decrease in selling, general and administrative expenses primarily results from a reduction in our workforce.

         Depreciation and Amortization. Depreciation and amortization expense decreased to $36,132 for the three months ended March 31, 2006, from $73,691 for the three months ended March 31, 2005. This decrease was primarily due to control over new capital expenditures waiting for funding of the company.

         Operating loss. We incurred an operating loss of $601,855 for the three months ended March 31, 2006, compared to an operating loss of $487,627 for the three months ended March 31, 2005. The company had higher operating losses in the three months ended March 31, 2006 compared to the prior year primarily because of additional accounting expenses related to public reporting and additional rental expense.

Liquidity and Capital Resources

         We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at March 31, 2006 was $1,882,820 and at December 31, 2005 it was $1,572,051. We had cash of $683,695 as of March 31, 2006, while we cash of $36,361 as of December 31, 2005. This difference results primarily from funding the first tranche of the convertible debentures on March 31, 2006.

         We used $179,658 of net cash used in operating activities for the three months ended March 31, 2006 compared to using $1,547,998 in the three months ended March 31, 2005.

         Net cash flows provided by investing activities was $3,030 for the three months ended March 31, 2006, compared to investments of $2,901 in the three months ended March 31, 2005. The investment activity was due to disposal of assets related to the JRC Global transaction.

         Net cash flows provided by financing activities were $823,960 for the three months ended March 31, 2006, compared to net cash provided by financing activities of $1,354,919 in the three months ended March 31, 2005. The difference results primarily from lower sale of common stock in the three months ended March 31, 2006, offset by the sale of convertible debentures in the three months ended in March 31, 2006.

March Private Offering

         On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the company's common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC. The convertible notes have a 3 year term and bear interest at six percent (6%). The notes are convertible into the company's common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is 55% and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. "Market Price" means the average of the lowest three trading prices (as defined) for the company's common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the company's common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the company's assets, including all of its intellectual property.

         Subject to certain terms and conditions set forth therein, the notes are redeemable by the company at a rate between 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of the company's common stock is below the "initial market price" (as defined) the company may prepay a such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

         The notes were issued with warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

         We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, the shares issuable upon exercise of the warrants within 30 days of the execution of the Securities Purchase Agreement

         We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

         In connection with the offer and sale of the notes and the warrants, the company engaged Envision Capital LLC, as a finder for the transaction. Envision will receive a ten percent (10%) cash commission on the sale of the notes and warrants to purchase up to 5,000,000 shares of the company's common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

         To date, the first two tranches of convertible notes have been issue and sold, resulting in gross proceeds of $1.3 million to us.

Insider and Affiliate Loans

         In July 2005, the company borrowed $85,000 from an officer. This note is payable with accrued interest on or before July 13, 2006.

Capital Requirements

         We had a working capital deficit of $1,000,154 as of March 31, 2006. We have closed the first two tranches of the March 2006 Private Offering discussed above, which resulted in gross proceeds to us of $1,300,000 and we expect to close the final tranche of this private placement which will generate gross proceeds of $700,000 in the next 90 days.

         In the event we seek to expand its operations or launch new products for sale into the marketplace, or in the event the company seeks to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund its operations, working capital requirements, and debt service requirements, the company would need to finance its operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to the company, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of the company's lender under the March private placement.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES.

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

 At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the disclosure controls and procedures of the Company were not as effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

         In connection with the completion of its review of the financial statements of the Company for the three month period ended March 31, 2006, Malone & Bailey, PC identified deficiencies in our internal controls related to accrued liabilities and derivative liabilities.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     1. See our Current Report on Form 8-K dated March 31, 2006 filed on April 6, 2006.

     2. In March 2006, we issued an 8% Convertible Note in the aggregate principal amount of $60,000 to a single accredited investor. Upon consummation of a funding in the aggregate amount of $300,000, the holder entitled to full payment of all outstanding principal and interest. In addition, the holder is entitled receive Common Stock equal to the value of the Principal and interest at a conversion price equal to the average of the lowest 3 closing bid prices in the 20 trading days immediately preceding the repayment date. No conversions can be made which would result in holder owning more than 4.99% of our common stock after conversion. The issuance of this note was exempt under Section 4(2) of the Securities Act of 1933, as amended.

     3. In January 2006, we issued an 8% Convertible Note in the aggregate principal amount of $250,000 to a single accredited investor in consideration for services rendered under a fee agreement dated November 2005. This note is due and payable on or before January 1, 2007. This note is convertible into shares of that number of shares of our common stock as would be determined by dividing (i) the unpaid principal balance plus accrued interest by (ii) 80% of the average of the three lowest closing bid prices for the twenty trading days immediately prior to conversion. No conversions can be made which would result in holder owning more than 4.99% of our common stock after conversion. The issuance of the note was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM  6.   EXHIBITS.


Exhibit No.    Description
-----------    -----------
3.1*           Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2October 4, 2001).

3.2* Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.

3.3* Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.

3.4* Certificate of Designation for the Series B Preferred Stock, filed effective December 1, 2005.

3.5* Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.

3.6* Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005

3.7* Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001).

3.8*           Amended and Restated Bylaws.

3.9** Articles of Amendment to the Articles of Incorporation, filed effective May 5, 2006.

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

10.5* Stock Purchase Agreement dated as of December 1, 2005 by and between Jeffrey W. Flannery, James E. Nelson and The Jackson Rivers Company.

10.6*          Employment Agreement dated as of December 1, 2005 between James
               E. Nelson and The Jackson Rivers Company

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

10.9*          Security Agreement dated as of March 31, 2006.

10.10*         Registration Rights Agreement dated as of March 31, 2006.

10.11*         Intellectual Property Security Agreement dated as of March 31,
               2006.

10.12*         Form of Stock Purchase Warrant dated March 31, 2006.

10.13*         Convertible Promissory Note dated as of January 2, 2006.

10.14*         Convertible Promissory Note dated as of March 12, 2006.

10.15** Agreement and Plan of Merger, dated May 5, 2006 by an among The Jackson Rivers Company, JKRI Acquisition Corp., and UTSI International Corporation.

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

                                            The Jackson Rivers Company

Dated:  May 22, 2006                        By /s/ Jeffrey W. Flannery
                                            ----------------------------------
                                            Jeffrey W. Flannery,
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director