Form 10KSB/A
period 2005-12-31
JACKSON RIVERS CO
filed 2006-05-26
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to

                                  FORM 10-KSB/A
(Mark One)

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

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

      This Amendment No. 1 to Annual Report on Form 10KSB for the fiscal year ended December 31, 2005 is being filed to correct an error resulting in an understatement of accrued liabilities and recapitalization expense and net loss discovered by us in connection with our preparation of our quarterly report for the period ended March 31, 2006. Certain adjustments have been made as of and for the year ended December 31, 2005 to correct the error.

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

      Restatement

      The accompanying financial statements as of and for the year ended December 31, 2005 have been restated to reflect a $250,000 placement fee payable to a third party in connection with the reverse merger of Diverse Networks, Inc. in December 2005. The fee was recorded to recapitalization expense in the statements of operations for the year ended December 31, 2005. We did not previously account for this fee. The fee had the impact of increasing loss from operations, net loss, current liabilities and accumulated deficit by $250,000.

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

                                                    Year Ended      Year Ended
                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
Net sales                                          $  2,193,685    $  6,589,736
Cost of sales                                         1,026,414       4,632,597
                                                   ------------    ------------

Gross profit                                          1,167,271       1,957,139

Selling, general and administrative                   1,363,490       2,329,207
Recapitalization Expense                              1,513,727              --
Depreciation and Amortization                           171,019         189,311
                                                   ------------    ------------

Operating loss                                     $ (1,880,965)   $   (561,379)
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

      Recapitalization Expense During the year ended December 31, 2005, we incurred $1,513,727 in connection with our recapitalization in December 2005.

      Depreciation and Amortization. Depreciation and amortization expense decreased to $171,019 for the year ended December 31, 2005, from $189,311 for the year ended December 31, 2004. This decrease was due to equipment that depreciated and not replenished due to the loss of the contract with Palm.net.

      Operating loss. We incurred an operating loss of $1,880,965 for the year ended December 31, 2005, compared to an operating loss of $561,379 for the year ended December 31, 2004. We had increased operating losses in the year 2005 as compared to 2004 primarily because the loss of revenues from a major contract with Palm.net and continuing obligations that we had with rental of our operating facilities and maintenance of equipment.

Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at December 31, 2005 was $1,572,051 and at December 31, 2004 it was $95,409. We had cash of $36,361 as of December 31, 2005, while we had cash of $238,235 as of December 31, 2004. This difference results primarily from loss of contract revenues and fluctuations in accounts receivables.

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

Capital Requirements

      We had a working capital deficit of $1,572,051 as of December 31, 2005. Since that time, we have completed a private placement of our common stock which resulted in net proceeds to us of approximately $400,000 and we expect to close the next 2 tranches on this placement which will generate gross proceeds of an additional $1,300,000 in the next 90 days.

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

As discussed in Note 3 to the financial statements, an error resulting in an understatement of current liabilities and recapitalization expense and net loss of $250,000 were discovered by management in 2006. Accordingly adjustments have been made as of and for the year ended December 31, 2005, to correct the error.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 3, 2006, except for notes 1 and 3, which are as of May 23, 2006.

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 2005

ASSETS                                                               (restated)
Current assets:
Cash and cash equivalents                                          $     36,361

Accounts receivable, net of allowance for doubtful
  account of $3,010                                                     272,330

Inventory                                                                19,633

Prepaid expenses and other                                               32,681
                                                                   ------------

    Total current assets                                                361,005
Software, net                                                            25,910

Property and equipment, net                                             225,485
                                                                   ------------
Total assets                                                       $    612,400
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities                           $    703,125
Notes payable                                                           917,000
Notes payable - related
party                                                                   302,644

Capital lease - current portion                                          10,287
                                                                   ------------
    Total current liabilities                                         1,933,056

Long-term liabilities:
Capital lease, net of current portion                                     4,765
Stockholders' deficit:
Preferred stock, par value $0.01 per share, 1,000,000,000 shares authorized:

  Series A preferred stock, par value $.00001 per
  share, 10,000,000 shares authorized; 960,000
  shares issued and outstanding                                              10

  Series B preferred stock, par value $.001 per
  share, 8,413,607 shares authorized; 1,000,000
  issued and outstanding                                                  1,000

Common stock, par value $.00001 per share, 990,000,000
  shares authorized; 49,527,624 shares issued and outstanding               495
Additional paid-in capital                                              507,755

Stock subscription receivable                                           (92,400)

Accumulated deficit                                                  (1,742,281)
                                                                   ------------

Total stockholders' deficit                                          (1,325,421)
                                                                   ------------
Total liabilities and stockholders' deficit                        $    612,400
                                                                   ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004

                                                       2005            2004
                                                   ------------    ------------
                                                    (restated)
Sales, net                                         $  2,193,685    $  6,589,736

Cost of sales                                         1,026,414       4,632,597
                                                   ------------    ------------
Gross profit                                          1,167,271       1,957,139

Operating expenses:

Selling, general, and administrative                  1,363,490       2,329,207
Recapitalization expense                              1,513,727              --
Depreciation and amortization                           171,019         189,311
                                                   ------------    ------------
Total operating expenses                              3,048,236       2,518,518
                                                   ------------    ------------

Loss from operations                                 (1,880,965)       (561,379)
                                                   ------------    ------------

Other income (expense):
Other income                                              2,131              --

Interest expense                                        (30,365)        (25,660)
                                                   ------------    ------------
Total other (expense)                                   (28,234)        (25,660)

Net loss before provision for income taxes           (1,909,199)       (587,039)
Income tax benefit

     Income tax benefit                                (158,817)        (59,906)
                                                   ------------    ------------

Net loss                                           $ (1,750,382)   $   (527,133)
                                                   ============    ============

Earnings (loss) per share, basic and diluted       $      (0.53)           N/A*
                                                   ============    ============

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

                           THE JACKSON RIVERS COMPANY
                        (formerly Diverse Networks, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                       2005            2004
                                                   ------------    ------------
                                                    (restated)
Cash flow from operating activities:
Net loss from operations                           $ (1,750,382)   $   (527,133)
Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                        143,407         155,760

    Amortization                                         27,612          33,551
    Common stock issued in exchange for
      consulting services rendered                       48,400              --
    Common stock issued in exchange for
      employee services rendered and
      related transaction costs                          44,543              --
    Recapitalization expense                          1,513,727              --
    Modification of warrants                                 --         270,060
    Deferred income tax                                      --         (70,945)
Changes in assets and liabilities:
  (Increase) decrease

    Accounts receivable                                 215,102         152,078
    Prepaid expenses                                     94,923          (7,151)
    Federal income tax receivable                            --         (86,309)
    Inventory                                             6,856              --
  Increase (decrease)

    Accounts payable and accrued expenses              (465,120)       (195,660)
                                                   ------------    ------------

      Net cash used in operating activities            (120,932)       (275,749)

Cash flows from investing activities:
Purchase of property, equipment and software             (9,753)        (58,616)
                                                   ------------    ------------
      Net cash used in investing activities              (9,753)        (58,616)

Cash flows from financing activities:
  Proceeds from capital lease obligation                     --          29,888
  Sale of common stock                                   23,857              --
  Payments on notes payable                             (85,356)             --
  Payments on capital lease obligations                  (9,690)         (5,146)
  Proceeds from exercise of stock options                    --           5,000
                                                   ------------    ------------
      Net cash used in financing activities             (71,189)         29,742

Net decrease in cash and cash equivalents              (201,874)       (304,623)

Cash and cash equivalents at beginning of period        238,235         542,858
                                                   ------------    ------------
Cash and cash equivalents at end of period         $     36,361    $    238,235
                                                   ============    ============

Supplemental disclosures of cash flow information
  Income taxes paid                                $         --    $         --
                                                   ============    ============
  Interest paid                                    $     30,628    $     30,410
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
                          ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                            Accumulated
                              Stock          Earnings
                           Subscription      (Deficit)         Totals
                           ------------    ------------    ------------
Balances at December
  31, 2003                 $         --    $    535,235    $    560,235

Modification of employee
  options                            --              --           5,000

Stock options exercised              --              --         270,060

Net loss                                       (527,134)       (527,134)
                           ------------    ------------    ------------
Balances at December
  31, 2004                           --           8,101         308,161

Sale of common stock            (92,400)             --          23,857

Stock based compensation             --              --          92,943

Recapitalization of
  Diverse Networks,
  Inc.                               --              --              --

Net loss                                     (1,750,382)     (1,750,382)
                           ------------    ------------    ------------
Balances at December
  31, 2005                 $    (92,400)   $ (1,742,281)   $ (1,325,421)
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

Restatements

Restatements of 2005 were made. See Note 3.

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

                                                        2005           2004
                                                     -----------    -----------

Net loss, as reported                                $(1,750,382)   $  (527,133)

Deduct: Total stock-based employee/director
  compensation expense under the fair value
  based method for all awards, net of
  related tax effects                                    (30,079)       (56,813)
                                                     -----------    -----------

Pro forma net loss                                   $(1,780,461)   $  (583,926)
                                                     ===========    ===========

  Loss per share basic and diluted - as
    reported                                         $     (0.53)           N/A
  Loss per share basic and diluted - pro
    forma                                            $     (0.54)           N/A

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

3. RESTATEMENT

The accompanying financial statements as of and for the year ended December 31, 2005 have been restated to reflect a $250,000 placement fee payable to a third party in connection with the reverse merger of Diverse Networks, Inc. in December 2005. The fee was recorded to recapitalization expense in the statements of operations for the year ended December 31, 2005. We did not previously account for this fee. The fee had the impact of increasing loss from operations, net loss, current liabilities and accumulated deficit by $250,000.

4. ACQUISITION OF DIVERSE NETWORKS, INC.

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

5. LEASE COMMITMENTS

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

6. EMPLOYEE RETIREMENT PLAN

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

7. NOTES PAYABLE

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

8. INCOME TAXES

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

The following table presents the principal reasons for the difference between the Company's effective tax rates and the United States federal statutory income tax rate of 35% for 2005 and 2004:

                                                      2005             2004
                                                  ------------     ------------

Federal income tax benefit at statutory rate      $   (595,130)    $   (205,464)
Non-deductible expense                                      --           96,839
Adjustments                                            436,313           48,719
                                                  ------------     ------------
          Income tax benefit                      $   (158,817)    $    (59,906)
                                                  ============     ============

          Effective income tax rate                        9.6%            10.2%
                                                  ============     ============

9. CAPITAL STOCK

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

10. STOCK OPTIONS

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

11. MAJOR CUSTOMERS

During 2005, Jackson Rivers had two major customers, sales to which represent approximately 89% of Jackson Rivers' revenues. During 2004, Jackson Rivers had 4 major customers, sales to which represent approximately 86% of Jackson Rivers' revenues.

12. SUBSEQUENT EVENTS

On January 2, 2006, Jackson Rivers issued an unsecured convertible note totaling $250,000 to purchase shares of our common stock (the "Convertible Note"). The Convertible Note has a 1 year term and bears interest at six percent (6%). The Convertible Note is convertible into our common stock pursuant to a "variable conversion price" equal to 80% of market, as defined.

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

21*      Subsidiaries.

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

Signatures                 Title                                  Date
--------------------------------------------------------------------------------

/s/ Jeffrey W. Flannery    Chief Executive Officer, Chief         May 26, 2006
-----------------------    Financial Officer, Secretary,
Jeffrey W. Flannery        Treasurer, Director

/s/James E. Nelson         President, Chief Operating             May 26, 2006
-----------------------    Officer, Director
James E. Nelson