Form 10QSB
period 2006-06-30
JACKSON RIVERS CO
filed 2006-08-22
CIK 1159770

U.S. SECURITIES AND EXCHANGE
                           COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2006, the issuer had
         151,158,574 shares of its common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I.  FINANCIAL INFORMATION

                           THE JACKSON RIVERS COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                     Assets

                                                                                  June 30, 2006   December 31, 2005
                                                                                   -----------      -----------
Current assets
   Cash and cash equivalents                                                       $   145,752      $    36,361
   Accounts receivable, net                                                            540,490          272,330
    Inventory                                                                               --           19,633
    Prepaid and other assets                                                           175,003           32,681
                                                                                   -----------      -----------
                                                    Total current assets               861,245          361,005

   Property and equipment, net                                                       1,392,477        1,106,234
    Software, net                                                                   (1,193,884)        (854,839)
                                                                                   -----------      -----------
                                                                                       198,593          251,395

    Customer list, net                                                                 710,919               --
    Goodwill                                                                           659,281               --
    Other long term assets                                                              28,206               --

                                                                                   -----------      -----------
          Total assets                                                             $ 2,458,244      $   612,400
                                                                                   ===========      ===========

                 Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses                                              $   920,811      $   703,125
Curent derivative liability                                                            350,488               --
Note payable - short term                                                              745,322               --
Line of credit                                                                         430,000               --
Capital lease; current portion                                                           8,350           10,287
    Other current liabilities                                                           38,225               --
                                                                                   -----------      -----------
                                               Total current liabilities             2,493,196          713,412

Derivative liability                                                                 1,300,436               --
Note payable - related parties                                                          78,803          302,644
Note payable - long term                                                                    --          917,000
Capital lease - net of current portion                                                     586            4,765

                                                                                   -----------      -----------
                                                       Total Liabilities             3,873,021        1,937,821

Stockholders' deficit
Series A preferred stock, par value $.001 per share, 10,000,000 shares authorized; 960,000 shares issued and outstanding at June 30, 2006 and
December 31, 2005, respectively                                                             10               10

Series B preferred stock, par value $.001 per share, 10,000,000 shares
authorized; 8,413,607 issued and outstanding at June 30, 2006                            1,000            1,000

Series C preferred stock, par value $1.00 2,200,000 shares authorized, issued
and outstanding as of completion of the merger                                       2,200,000               --

Common stock, par value $.00001 per share, 990,000,000 shares authorized, 151,158,574 issued and outstanding at June 30, 2006

                                                                                         1,511              495

Additional paid-in capital                                                            (171,009)         507,755
Stock subscription receivable                                                               --          (92,400)
Accumulated deficit                                                                 (3,369,825)      (1,742,281)

Comprehensive Income - translation of non-dollar currency financials of Branch
                                                                                       (76,464)              --

                                                                                   -----------      -----------
                                             Total stockholders' deficit            (1,414,777)      (1,325,421)

                                                                                   -----------      -----------
                             Total liabilities and stockholders' deficit           $ 2,458,244      $   612,400
                                                                                   ===========      ===========

           See accompanying notes to consolidated financial statements

* No common shares were issued to effectuate the reverse acquisition of Diverse Networks, Inc., or the acquisition of UTSI. Only preferred shares were issued.

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        For the three months                  For the six months
                                                            ended June 30,                       ended June 30,
                                                 -------------      -------------      -------------      -------------
                                                     2006               2005                2006              2005
                                                 -------------      -------------      -------------      -------------
 Revenues                                        $     757,836      $      33,303      $   1,226,550      $      41,210
 Cost of goods sold                                    533,420              9,267            746,508             11,922
                                                 -------------      -------------      -------------      -------------

 Gross profit                                          224,416             24,036            480,042             29,288

 Selling, general & administrative                     872,392            293,581          1,693,741          1,515,666
 Depreciation and amortization                          71,544                578            107,676              1,156
                                                 -------------      -------------      -------------      -------------
     Total operating expenses                          943,936            294,159          1,801,417          1,516,822

                                                 -------------      -------------      -------------      -------------
                        Loss from operations          (719,520)          (270,123)        (1,321,375)        (1,487,534)
                                                 -------------      -------------      -------------      -------------

 Other income (expense)
    Interest expense, net                             (237,811)                 1           (200,255)                10
    Gain/(loss) on derivative liability                130,794                 --                 --                 --
    Other income (expense)                             (43,537)                --            (95,553)                --
                                                 -------------      -------------      -------------      -------------
     Total other income (expense)                     (150,554)                 1           (295,808)                10
                                                 -------------      -------------      -------------      -------------

                                    Net loss     $    (870,074)     $    (270,122)     $  (1,617,183)     $  (1,487,524)
                                                 =============      =============      =============      =============


 Loss per share, basic and diluted               $       (0.01)     $       (0.06)     $       (0.02)     $       (0.60)

 Weighted average number of shares
outstanding basic and diluted                      149,414,689          4,655,116         92,041,137          2,481,402


           See accompanying notes to consolidated financial statements

                          THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the six months
                                                                               ended June 30,
                                                                      ----------------------------
                                                                         2006              2005
                                                                      -----------      -----------
Cash flows from operating activities
   Net loss                                                           $(1,617,183)      (1,487,524)
   Adjustments to reconcile net income to net cash
      provided by operating activities
Depreciation and amortization                                             107,676            1,156
Common stock issued for consulting services rendered                      307,351               --
Common stock issued in exchange for employee services rendered
      and related transaction costs                                       211,200               --
Common stock issued from stock subscription receivable                     92,400               --
Accretion of discount on note payable                                     100,488               --
   Changes in assets and liabilities (Increase) decrease:
Accounts receivable                                                       (67,154)          15,102
Inventories                                                                19,633          (38,022)
Other assets                                                             (142,322)          (3,031)
Cash disbursed in excess of available funds                                    --           (9,794)
      Increase (decrease):
Accounts payable and accrued liabilities                                 (172,356)         195,550
Other liabilities                                                          (6,636)              --
                                                                      -----------      -----------
             Net cash used in operating activities                     (1,166,903)      (1,326,563)
                                                                      -----------      -----------

Cash flows from investing activities
Purchase of property and equipment                                         (6,730)            (450)
                                                                      -----------      -----------
             Net cash used in investing activities                         (6,730)            (450)
                                                                      -----------      -----------

Cash flows from financing activities
Proceeds from sale of stock                                                 7,055        1,270,745
Proceeds from notes payable                                             1,088,270               --
Proceeds from notes payable - related parties                              75,050           52,000
Payment for Capital Lease obligations                                      (6,116)
Cash acquired in acquisition of UTSI                                      195,229               --
                                                                      -----------      -----------
             Net cash provided by financing activities                  1,359,488        1,322,745
                                                                      -----------      -----------

                                                                      -----------      -----------
             Net increase (decrease) in cash and cash equivalents         185,855           (4,268)
                                                                      -----------      -----------

Effect of exchange rate on cash and cash equivalents                      (76,464)              --

Cash and cash equivalents - beginning of period                            36,361            5,272
                                                                      -----------      -----------

Cash and cash equivalents - end of period                             $   145,752      $     1,004
                                                                      ===========      ===========

Supplemental disclosures of cash flow information
   Cash paid for income taxes                                         $     1,544      $     4,655
                                                                      ===========      ===========
   Cash paid for interest                                             $    57,605      $    19,361
                                                                      ===========      ===========


          See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for The Jackson Rivers Company ("Jackson Rivers" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

2. ACQUISIION OF UTSI INTERNATIONAL CORPORATION

On May 5, 2006, the company through its wholly-owned subsidiary, JKRI Acquisition Corp., a Texas corporation ("JKRI"), consummated its acquisition of UTSI International Corporation, a Texas corporation ("UTSI"), pursuant to that certain Agreement and Plan of Merger, dated May 5, 2006, by and among JRC, JKRI, UTSI, and each of the stockholders of UTSI (the "Merger Agreement"). Pursuant to the Merger Agreement, UTSI merged with and into JKRI, with JKRI as the surviving corporation, and each share of UTSI common stock outstanding at the effective time of the merger was converted into the right to receive 1.4380297 share of a JRC Series C Preferred Stock (i.e., the 1,529,871 shares of common stock of UTSI outstanding are convertible into an aggregate of 2,200,000 shares of Series C Preferred Stock of JRC).

Each share of Series C Preferred Stock will initially be convertible, starting after May 5, 2008, into that number of shares of The Jackson Rivers Company common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is $1.00 and the denominator equal to the "market price" of The Jackson Rivers Company common stock at the time of conversion subject to adjustment.

The Balance Sheet as of December 31, 2005, and the Statement of Operations for the three and six months ending June 30, 2006 and 2005 and the Statement of Cash Flows for the six months ending June 30, 2006 and 2005 are presented to include the results of UTSI during those periods.

The following table summarizes the preliminary fair values assigned to the assets and liabilities at the date of acquisition:

Current assets                     $  350,926
Property and equipment                 10,396
Customer list                         735,433
Goodwill                              659,281
                                   ----------
Total assets                        1,756,036

Less:
Total liabilities                     759,949
                                   ----------
Total purchase price valuation     $  996,087
                                   ==========

Jackson Rivers reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Jackson Rivers assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value. The customer lists are amortized over their estimated 5 year life.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements at June 30, 2006, Jackson Rivers has an accumulated deficit of $3,369,825. In addition, Jackson Rivers' current liabilities exceeded its current assets by $1,631,951 as of June 30, 2006. These factors among others may indicate that Jackson Rivers will be unable to continue as a going concern for a reasonable period of time. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates Jackson Rivers will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity and debt investment in the Company. The accompanying financial statements do not include any adjustments that might result should Jackson Rivers be unable to continue as a going concern.

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

4. NOTES PAYABLE

On January 2, 2006, Jackson Rivers issued an unsecured convertible note totaling $250,000 to purchase shares of our common stock. The convertible note has a 1 year term and bears interest at six percent (6%). The note is convertible into our common stock pursuant to a "variable conversion price" equaling 80% of market, as defined.

On March 31, 2006, Jackson Rivers executed a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of our common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement (issued March 31, 2006); (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC The convertible notes have a 3 year term and bear interest at six percent (6%). At this time, we have received funding from the first and second tranch. The notes are convertible into our common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is initially 50% provided, that, such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. The Registration Statement was filed on time and the "Applicable Percentage" used is 55% in valuing the convertible promissory notes. "Market Price" means the average of the lowest three trading prices (as defined) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property.

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate from 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of our common stock is below the "initial market price" (as defined) Jackson Rivers may prepay a monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the stock price as of June 30, 2006; expected volatility of 109%; risk free interest rate of approximately 5.21%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the stock price as of June 30, 2006; expected volatility of 109%; risk free interest rate of approximately 5.13%; and a term of three years.

5. CAPITAL STOCK

During the six months ended June 30, 2006, the Company issued 79,250,000 shares of common stock to consultants for services valued at $307,351. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued 20,000,000 shares of common stock, valued at $211,200 to officers and employees for stock options exercised. The Company received $179,520 of proceeds in connection with common shares issued to employees for common stock subscribed and stock options exercised, net of costs and fees.

Jackson Rivers evaluated the application of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" for the Series A and Series B Preferred Stock to determine if the embedded conversion options should be bifurcated from the host and accounted for separately. Based on the guidance of SFAS No. 133 and EITF 00-19, Jackson Rivers concluded that the embedded conversion options were not required to be accounted for as derivatives because the economic characteristics and risks of the embedded conversion options are clearly and closely related to the economic characteristics and risks of the Series A and Series B preferred stock.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first half of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

As a result of adopting Statement 123R on January 1, 2006, the Company's net loss for the quarter ended June 30, 2006 is $10,607 higher, than if it had continued to account for share-based compensation under Accounting Principles Board Opinion 25. Basic and dilute earnings per share for the quarter ended June 30, 2006 would have been $(0.02) and $(0.02), respectively, if the Company had not adopted Statement 123R, compare to reported basic and diluted earnings per share of $(0.02) and $(0.02), respectively. We recorded share based compensation costs of $5,304 for the second quarter of 2006.

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

The table below illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in the three and six months ended June 30, 2005.

                                                   Three months ended    Six months ended
                                                     June 30, 2005        June 30, 2005
                                                      ===========           ===========
 Net loss, as reported                                $  (270,122)          $(1,487,524)

Deduct: Total stock-based employee/director
compensation expense under the fair  value based
method for all awards, net of related tax effects          (7,520)              (15,039)

 Pro forma net loss                                   $  (277,642)          $(1,502,563)
                                                      ===========           ===========

   Loss per share, pro forma basic and diluted        $     (0.06)          $     (0.61)
                                                      ===========           ===========

 Shares used in basic and diluted loss per share        4,655,116             2,481,402
                                                      ===========           ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

General

We build and operate large scale wireless networks and provide consulting and engineering services to allow our customers to build and operate their networks. We also provide data collection and management services between remote devices called Machine to Machine or M2M services. We entered this industry upon the acquisition of Diverse Networks, Inc. on December 2, 2005. The transaction was accounted for as a recapitalization effected through a reverse merger, such that Diverse Networks, Inc. was treated as the "acquiring company" for financial reporting purposes

Our executive offices are located at 550 Greens Parkway, Suite 230, Houston, Texas 77067 and telephone number (619) 342-7449. We maintain a website at www.jacksonrivers.com.

Recent Developments

On May 5, 2006, we, through our wholly owned subsidiary, JKRI Acquisition Corp., a Texas corporation, acquired UTSI International Corporation, a Texas corporation specializing in engineering and information solutions for the oil and gas pipeline industry ("UTSI"). Pursuant to the definitive agreement, each share of UTSI common stock was converted into the right to receive 1.438029742 shares of our Series C Preferred Stock, or 2,200,000 shares of our Series C Preferred Stock in the aggregate. UTSI now operates as our wholly owned subsidiary. The primary reason for the acquisition was that UTSI provides supervisory control and data acquisition (SCADA), telecommunications and other specialized services to major pipeline operators and utility companies worldwide.

The following table summarizes the preliminary fair values assigned to the assets and liabilities at the date of acquisition:

Current assets                     $  350,926
Property and equipment                 10,396
Customer list                         735,433
Goodwill                              659,281
                                   ----------
Total assets                        1,756,036

Less:
Total liabilities                     759,949
                                   ----------
Total purchase price valuation     $  996,087
                                   ==========


The following pro forma information assumes the acquisition of UTSI on January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented

                           THE JACKSON RIVERS COMPANY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                                       For the three months                   For the six months
                                                          ended June 30,                        ended June 30,
                                                 --------------------------------      --------------------------------
                                                     2006               2005               2006               2005
                                                 -------------      -------------      -------------      -------------
Revenues                                         $     883,423      $   1,315,788      $   1,619,479      $   2,736,915
Cost of goods sold                                     479,650            410,094            904,834          1,079,806
                                                 -------------      -------------      -------------      -------------

Gross profit                                           403,773            905,694            714,645          1,657,109

Selling, general & administrative                    1,143,721            943,519          2,471,674          3,236,042
Depreciation and amortization                           71,544             84,100            113,543            162,991
                                                 -------------      -------------      -------------      -------------
    Total operating expenses                         1,215,265          1,027,619          2,585,217          3,399,033

                                                 -------------      -------------      -------------      -------------
                   Loss from operations               (811,492)          (121,925)        (1,870,572)        (1,741,924)
                                                 -------------      -------------      -------------      -------------

Other income (expense)
   Interest expense, net                              (108,192)           (17,073)          (153,610)           (28,746)
   Gain/(loss) on derivative liability                  71,940                 --                 --                 --
   Other income (expense)                              (41,736)             1,605             (6,238)               624
                                                 -------------      -------------      -------------      -------------
    Total other income (expense)                       (77,988)           (15,468)          (159,848)           (28,122)
                                                 -------------      -------------      -------------      -------------

               Loss before income taxes               (889,480)          (137,393)        (2,030,420)        (1,770,046)
                                                 -------------      -------------      -------------      -------------

Income tax expense (benefit)                                --             67,701                 --            (92,349)
                                                 -------------      -------------      -------------      -------------
                               Net loss          $    (889,480)     $    (205,094)     $  (2,030,420)     $  (1,677,697)
                                                 =============      =============      =============      =============


Earnings (loss) per share, basic and diluted     $       (0.01)     $       (0.04)     $       (0.02)     $       (0.68)

Weighted average number of shares
outstanding basic and diluted                      149,414,689          4,655,116         92,041,137          2,481,402

Significant Accounting Policies

Revenue Recognition

We rely on the guidance provided by paragraph 45 of SOP 81-1 to measure the extent of progress towards completion of our contracts for construction of large scale wireless networks. Paragraph SOP 81-1 identifies three methods of measuring percentage of completion: 1) costs, 2) units of work, and 3) value added and further states that the method selected should be applied consistently. Accordingly, upon receipt of a contract for construction of a large scale wireless network, we establish certain "milestones" for discreet units of work based upon the total cost of the project. Each milestone is budgeted for a predetermined percentage of total cost and we recognize revenue when each such milestone, or unit of work, is achieved. Each milestone is budgeted to be x% of the cost of the project, and revenue is recognized using the same percentage factor. However, many of our projects are completed within one to two months, so revenue for the full project has been recognized in the period when the project was completed.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the periods ended March 31, 2006 and March 31, 2005 are those of the continuing operations of The Jackson Rivers Company, which include Diverse Networks, Inc. and UTSI International Corporation on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

                                                    For the three months                  For the six months
                                                        ended June 30,                     ended June 30,
                                                ----------------------------      ----------------------------
                                                    2006            2005             2006             2005
                                                -----------      -----------      -----------      -----------

Revenues                                        $   757,836      $    33,303      $ 1,226,550      $    41,210
Cost of goods sold                                  533,420            9,267          746,508           11,922
                                                -----------      -----------      -----------      -----------

Gross profit                                        224,416           24,036          480,042           29,288

Selling, general & administrative                   872,392          293,581        1,693,741        1,515,666
Depreciation and amortization                        71,544              578          107,676            1,156
                                                -----------      -----------      -----------      -----------
    Total operating expenses                        943,936          294,159        1,801,417        1,516,822

                                                -----------      -----------      -----------      -----------
                       Loss from operations        (719,520)        (270,123)      (1,321,375)      (1,487,534)
                                                -----------      -----------      -----------      -----------

Comparison of the Three Months and Six Months Ended June 30, 2006 and June 30, 2005

Net sales. Our net sales for operations increased to $757,836 and $1,226,550, or an increase of approximately 2,176% and 2,876%, for the three months and six months ended June 30, 2006, respectively. This increase is primarily due to the acquisitions of Diverse Networks and UTSI.

Cost of Sales. Cost of sales increased to $533,420 and $746,508, or approximately 5,656% increase and 6,162%, for the three months and six months ended June 30, 2006, respectively. As a percentage of net sales, cost of sales increased to 70% and 61% of net sales for the three and six months ended June 30, 2006, respectively, versus approximately 28% and 29% of sales for the three and six months ended June 30, 2005. The increase is primarily due to the inclusion of the full period of the cost of goods sold from Diverse Networks and 7 weeks of UTSI, respectively. As a result, the company generated a gross profit of $224,416 and $480,042 for the three and six months ended June 30, 2006 with a gross profit margin of approximately 30% and 39% for the three and six months ended June 30, 2006, respectively.

Selling, general and administrative. Selling, general and administrative expenses increased to $872,392 and $1,693,741 for the first three and six months ending June 30, 2006, respectively. As a percentage of net sales, selling, general and administrative expenses were approximately 115% and 138% for the three and six months ended June 30, 2006, as compared to approximately 882% and 3,678% for the comparable period in 2005. Selling, general and administrative expenses were 197% and 12% higher in the three months and six months ending June 30, 2006, respectively than the corresponding period last year, primarily due to the inclusion of Diverse Networks and UTSI.

Depreciation and Amortization. Depreciation and amortization expense increased to $71,544 and $107,676 for the three and six months ending June 30, 2006, from $578 and $1,156 for the similar periods in 2005. This increase was primarily due to the inclusion of depreciation for Diverse Networks and UTSI.

Operating loss. We incurred an operating loss of $719,520 and $1,321,375 for the three and six months ended June 30, 2006, compared to an operating loss of $270,123 and $1,487,534 for similar periods in 2005. The company had higher operating losses in the six months ended June 30, 2006 compared to the prior year primarily due to Diverse Networks and UTSI operating at a loss during the respective periods and additional acquisition expenses.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at June 30, 2006 was $1,631,951 and at December 31, 2005 it was $352,407. We had cash of $145,752 as of June 30, 2006, while we had cash of $36,361 as of December 31, 2005. The differences are primarily due to funding the losses of the operations offset by the funding from the first and second tranch.

We used $1,166,903 of net cash in operating activities for the six months ended June 30, 2006 compared to using $1,326,563 in the six months ended June 30, 2005.

Net cash flows used for investing activities was $6,730 for the six months ended June 30, 2006, compared to investments of $450 in the six months ended June 30, 2005. The investments were for the updating of some computers.

Net cash flows provided by financing activities were $1,359,488 for the six months ended June 30, 2006, compared to net cash provided by financing activities of $1,322,745 in the same period last year. The increase is primarily from the funding from the first and second tranches.

On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the company's common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC. The convertible notes have a 3 year term and bear interest at six percent (6%). At this time, we have received funding from the first and second tranch. The notes are convertible into the company's common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is 55% and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. The Registration Statement was filed on time and the "Applicable Percentage" used is 55% in valuing the convertible promissory notes. "Market Price" means the average of the lowest three trading prices (as defined) for the company's common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the company's common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the company's assets, including all of its intellectual property.

Subject to certain terms and conditions set forth therein, the notes are redeemable by the company at a rate from 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of the company's common stock is below the "initial market price" (as defined) the company may prepay a such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

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

To date, the first two tranches of convertible notes have been issued and sold, resulting in gross proceeds of $1.3 million to us.

Capital Requirements

We had a working capital deficit of $1,631,951 as of June 30, 2006. We have closed the first two tranches of the March 2006 Private Offering discussed above, which resulted in gross proceeds to us of $1,300,000 and we expect to close the final tranche of this private placement which will generate gross proceeds of $700,000 in the next 90 days.

In the event we seek to expand our operations or launch new products for sale into the marketplace, or in the event the company seeks to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, the company would need to finance its operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance, or a joint venture. Such additional financing, alliances, or joint venture opportunities might not be available to the company, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected. In addition, any debt financings or significant capital expenditures require the written consent of the company's lender under the March private placement.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the disclosure controls and procedures of the Company were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Our independent auditor, Malone & Bailey PC, identified deficiencies our internal controls related to depreciation, amortization and the recapitalization for the fiscal period ended December 31, 2005. To address these issues, we hired an accountant to assist in our preparation and review process. Our Chief Executive Officer and Chief Financial Officer feel this step now ensures that effective controls are now in place and will insure proper reporting of depreciation, amortization and recapitalizations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     See our Current Report on Form 8-K dated May 5, 2006.

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

10.11*       Intellectual Property Security Agreement dated as of March 31,
            2006.

10.12*       Form of Stock Purchase Warrant dated March 31, 2006.

10.13*       Convertible Promissory Note dated as of January 2, 2006.

10.14*       Convertible Promissory Note dated as of March 12, 2006.

10.15* Agreement and Plan of Merger, dated May 5, 2006 by an among The Jackson Rivers Company, JKRI Acquisition Corp., and UTSI International Corporation.

31.1** Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer andDirector of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
----------
* Previously Filed
** Filed Herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Jackson Rivers Company

Dated:  August 21, 2006                     By /s/ Jeffrey W. Flannery
                                            ----------------------------------
                                            Jeffrey W. Flannery,
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director