Form 10QSB/A
period 2006-06-30
JACKSON RIVERS CO
filed 2006-09-12
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

PART I. FINANCIAL INFORMATION

                           THE JACKSON RIVERS COMPANY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  June 30,    December 31,
                                                                    2006          2005
                                                                -----------   ------------
                                                                 (restated)
                                Assets
Current assets
  Cash and cash equivalents                                     $   145,752    $    36,361
  Accounts receivable, net of allowance                             540,490        272,330
  Inventory                                                              --         19,633
  Prepaid and other assets                                          175,003         32,681
                                                                -----------    -----------
    Total current assets                                            861,245        361,005
Property and equipment                                            1,392,477      1,106,234
Accumulated Depreciation                                         (1,193,884)      (854,839)
                                                                -----------    -----------
                                                                    198,593        251,395
  Customer list, net of amortization                                710,919             --
  Goodwill                                                        1,868,986             --
  Other long term assets                                             28,206             --
                                                                -----------    -----------
    Total assets                                                $ 3,667,949    $   612,400
                                                                ===========    ===========
                  Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and accrued expenses                         $   920,811    $   703,125
  Curent derivative liability                                       350,488             --
  Note payable - short term                                         745,322             --
  Line of credit                                                    430,000             --
  Capital lease - current portion                                     8,350         10,287
  Other current liabilities                                          38,225             --
                                                                -----------    -----------
    Total current liabilities                                     2,493,196        713,412
Derivative liability                                              1,300,436             --
Note payable - related parties                                       78,803        302,644
Note payable - long term                                                 --        917,000
Capital lease - net of current portion                                  586          4,765
                                                                -----------    -----------
    Total Liabilities                                             3,873,021      1,937,821
Stockholders' deficit
Series A preferred stock, par value $.001 per share,
  10,000,000 shares authorized; 960,000 shares issued and
  outstanding at June 30, 2006 and December 31, 2005,
  respectively                                                           10             10
Series B preferred stock, par value $.001 per share,
  10,000,000 shares authorized; 8,413,607 issued and
  outstanding at June 30, 2006                                        1,000          1,000
Series C preferred stock, par value $1.00 2,200,000 shares
  authorized, issued and outstanding as of completion of the
  merger                                                          2,200,000             --
Common stock, par value $.00001 per share, 990,000,000 shares authorized, 151,158,574 issued and outstanding at June 30,
  2006                                                                1,511            495
Additional paid-in capital                                        1,038,696        507,755
Stock subscription receivable                                            --        (92,400)
Accumulated deficit                                              (3,369,825)    (1,742,281)
Comprehensive Income - translation of non-dollar currency
  financials of Branch
                                                                    (76,464)            --
                                                                -----------    -----------
    Total stockholders' deficit                                    (205,072)    (1,325,421)
                                                                -----------    -----------
    Total liabilities and stockholders' deficit                 $ 3,667,949    $   612,400
                                                                ===========    ===========

* No common shares were issued to effectuate the reverse acquisition of Diverse Networks, Inc., or the acquisition of UTSI. Only preferred shares were issued.

          See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                           For the three months         For the six months
                                               ended June 30,              ended June 30,
                                        -------------------------   -------------------------
                                            2006          2005          2006         2005
                                        ------------   ----------   -----------   -----------
Revenues                                $    757,836   $   33,303   $ 1,226,550   $    41,210
Cost of goods sold                           533,420        9,267       746,508        11,922
                                        ------------   ----------   -----------   -----------
Gross profit                                 224,416       24,036       480,042        29,288
Selling, general & administrative            872,392      293,581     1,693,741     1,515,666
Depreciation and amortization                 71,544          578       107,676         1,156
                                        ------------   ----------   -----------   -----------
  Total operating expenses                   943,936      294,159     1,801,417     1,516,822
                                        ------------   ----------   -----------   -----------
    Loss from operations                    (719,520)    (270,123)   (1,321,375)   (1,487,534)
                                        ------------   ----------   -----------   -----------
Other income (expense)
  Interest expense, net                     (237,811)           1      (200,255)           10
  Gain/(loss) on derivative liability        130,794           --            --            --
  Other income (expense)                     (43,537)          --       (95,553)           --
                                        ------------   ----------   -----------   -----------
  Total other income (expense)              (150,554)           1      (295,808)           10
                                        ------------   ----------   -----------   -----------
    Net loss                            $   (870,074)  $ (270,122)  $(1,617,183)  $(1,487,524)
                                        ============   ==========   ===========   ===========
Loss per share, basic and diluted       $      (0.01)  $    (0.06)  $     (0.02)  $     (0.60)
Weighted average number of shares
  outstanding basic and diluted          149,414,689    4,655,116    92,041,137     2,481,402

          See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the six months
                                                                           ended June 30,
                                                                     -------------------------
                                                                         2006         2005
                                                                     -----------   -----------
Cash flows from operating activities
  Net loss                                                          $(1,617,183)   (1,487,524)
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                        107,676         1,156
    Common stock issued for consulting services rendered                 307,351            --
    Common stock issued in exchange for employee services rendered       211,200            --
    Common stock issued from stock subscription receivable                92,400            --
    Accretion of discount on note payable                                100,488            --
Changes in assets and liabilities
  (Increase) decrease:
    Accounts receivable                                                  (67,154)       15,102
    Inventories                                                           19,633       (38,022)
    Other assets                                                        (142,322)       (3,031)
    Cash disbursed in excess of available funds                               --        (9,794)
  Increase (decrease):
    Accounts payable and accrued liabilities                            (172,356)      195,550
    Other liabilities                                                     (6,637)           --
                                                                     -----------   -----------
      Net cash used in operating activities                           (1,166,904)   (1,326,563)
                                                                     -----------   -----------
Cash flows from investing activities
    Purchase of property and equipment                                    (6,730)         (450)
                                                                     -----------   -----------
      Net cash used in investing activities                               (6,730)         (450)
                                                                     -----------   -----------
Cash flows from financing activities
    Proceeds from sale of stock                                            7,055     1,270,745
    Proceeds from notes payable                                        1,088,270            --
    Proceeds from notes payable - related parties                         75,050        52,000
    Payment for capital lease obligations                                 (6,116)
    Cash acquired in acquisition of UTSI                                 195,229            --
                                                                     -----------   -----------
      Net cash provided by financing activities                        1,359,488     1,322,745
                                                                     -----------   -----------
      Net increase (decrease) in cash and cash equivalents               185,855        (4,268)
                                                                     -----------   -----------
Effect of exchange rate on cash and cash equivalents                     (76,464)           --
Cash and cash equivalents - beginning of period                           36,361         5,272
                                                                     -----------   -----------
Cash and cash equivalents - end of period                            $   145,752   $     1,004
                                                                     ===========   ===========
Supplemental disclosures of cash flow information
  Cash paid for income taxes                                         $     1,544   $     4,655
                                                                     ===========   ===========
  Cash paid for interest                                             $    57,605   $    19,361
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

The accompanying unaudited consolidated financial statements for Jackson Rivers have been restated from those previously reported. The previously reported unaudited consolidated financial statements were prepared based on management's then determination that the fair value of UTSI International Corporation ("UTSI") (see note 2) was more clearly evident and reliably measurable than the fair value of Series C Preferred Stock. The accompanying unaudited consolidated financial statements have been prepared based on management's current determination that the fair value of the Series C Preferred Stock of Jackson Rivers is more clearly evident and reliably measurable than the fair value of UTSI. The effects of the restatement on the unaudited consolidated balance sheet of Jackson Rivers as of June 30, 2006 are as follows:

                          Previously Reported    Restated
                          -------------------   ---------
Goodwill                              659,281   1,868,986
Additional paid-in-capital           (171,009)  1,038,696

2. ACQUISITION OF UTSI INTERNATIONAL CORPORATION

On May 5, 2006, the company through its wholly-owned subsidiary, JKRI Acquisition Corp., a Texas corporation ("JKRI"), consummated its acquisition of UTSI, a Texas corporation, pursuant to that certain Agreement and Plan of Merger, dated May 5, 2006, by and among JRC, JKRI, UTSI, and each of the stockholders of UTSI (the "Merger Agreement"). Pursuant to the Merger Agreement, UTSI merged with and into JKRI, with JKRI as the surviving corporation, and each share of UTSI common stock outstanding at the effective time of the merger was converted into the right to receive 1.4380297 share of a JRC Series C Preferred Stock (i.e., the 1,529,871 shares of common stock of UTSI outstanding are convertible into an aggregate of 2,200,000 shares of Series C Preferred Stock of
JRC).

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

The following table summarizes the preliminary fair values assigned to the assets and liabilities at the date of acquisition:

Current assets           $  389,884
Property and equipment       23,630
Customer List               735,433
Goodwill                  1,868,986
                         ----------
Total assets              3,017,933
Less:
Total liabilities           817,933
                         ----------
                         $2,200,000
                         ==========

Customer list was valued using the expected discounted cash flow of existing customers discounted by a risk adjusted discount factor of 50%.

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

The following pro forma information assumes the acquisition of UTSI on January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

                           THE JACKSON RIVERS COMPANY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                                                   For the three months           For the six months
                                                      ended June 30,                ended June 30,
                                               ---------------------------   --------------------------
                                                    2006           2005           2006          2005
                                               -------------   -----------   ------------   -----------
Revenues                                       $     883,423   $ 1,315,788   $  1,619,479   $ 2,736,915
Cost of goods sold                                   479,650       410,094        904,834     1,079,806
                                               -------------   -----------   ------------   -----------
Gross profit                                         403,773       905,694        714,645     1,657,109
Selling, general & administrative                  1,143,721       943,519      2,471,674     3,236,042
Depreciation and amortization                         71,544        84,100        113,543       162,991
                                               -------------   -----------   ------------   -----------
  Total operating expenses                         1,215,265     1,027,619      2,585,217     3,399,033
                                               -------------   -----------   ------------   -----------
      Loss from operations                          (811,492)     (121,925)    (1,870,572)   (1,741,924)
                                               -------------   -----------   ------------   -----------
Other income (expense)
  Interest expense, net                             (108,192)      (17,073)      (153,610)      (28,746)
  Gain/(loss) on derivative liability                 71,940            --             --            --
  Other income (expense)                             (41,736)        1,605         (6,238)          624
                                               -------------   -----------   ------------   -----------
  Total other income (expense)                       (77,988)      (15,468)      (159,848)      (28,122)
                                               -------------   -----------   ------------   -----------
    Loss before income taxes                        (889,480)     (137,393)    (2,030,420)   (1,770,046)
                                               -------------   -----------   ------------   -----------
Income tax expense (benefit)                              --        67,701             --       (92,349)
                                               -------------   -----------   ------------   -----------
      Net loss                                 $    (889,480)  $  (205,094)  $ (2,030,420)  $(1,677,697)
                                               =============   ===========   ============   ===========
Earnings (loss) per share, basic and diluted   $       (0.01)  $     (0.04)  $      (0.02)  $     (0.68)
Weighted average number of shares
  outstanding basic and diluted                  149,414,689     4,655,116     92,041,137     2,481,402

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

As part of the merger agreement with DNI, all of the options under DNI's 1999 Plan were assumed by Jackson Rivers and converted 1:1 to options for Jackson Rivers' Series B Preferred Stock. DNI's 2000 Plan options that were not forfeited or were "under water" were assumed by Jackson Rivers and converted 1:1 to options for Jackson Rivers' Series B Preferred Stock. As a result, 2,915,383 of DNI options with an average exercise price of $0.1555 and future value of $0.0675 using the risk free rates of 1.66% to 3.94% were converted to the same amount and the same option price at the time of the merger. As of June 30, 2006, no options have been exercised, converted or forfeited, so the number and average price of the options is the same at this time.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's net loss for the quarter ended June 30, 2006 is $4,215 higher, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $(0.02) and $(0.02), respectively, if the Company had not adopted Statement 123(R), compare to reported basic and diluted earnings per share of $(0.02) and $(0.02), respectively. We recorded share based compensation costs of $2,107 for the second quarter of 2006.

The assumptions used in the Black-Scholes model were as follows for stock options granted in 2005 and 2004:

Risk-free interest rate   1.66%-3.94%
Expected life (years)         10
Expected dividends           None
Expected volatility          137%

There were no nonvested stock options at any point during the year ended December 31, 2005 or the six months ended June 30, 2006.

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

                                                      Three months ended   Six months ended
                                                         June 30, 2005       June 30, 2005
                                                      ------------------   ----------------
Net loss, as reported                                     $  (270,122)        $(1,487,524)
Deduct: Total stock-based employee/director
  compensation expense under the fair value based
  method for all awards, net of related tax effects            (7,520)            (15,039)
Pro forma net loss                                        $  (277,642)        $(1,502,563)
                                                          ===========         ===========
  Loss per share, pro forma basic and diluted             $     (0.06)        $     (0.61)
                                                          ===========         ===========
Shares used in basic and diluted loss per share             4,655,116           2,481,402
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

The following table summarizes the preliminary fair values assigned to the assets and liabilities at the date of acquisition:

Current assets           $  389,884
Property and equipment       23,630
Customer List               735,433
Goodwill                  1,868,986
                         ----------
Total assets              3,017,933
Less:
Total liabilities           817,933
                         ----------
                         $2,200,000
                         ==========

The following pro forma information assumes the acquisition of UTSI on January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented

                           THE JACKSON RIVERS COMPANY
                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                                   For the three months          For the six months
                                                      ended June 30,                ended June 30,
                                               ---------------------------   --------------------------
                                                    2006           2005           2006          2005
                                               -------------   -----------   ------------   -----------
Revenues                                       $     883,423   $ 1,315,788   $  1,619,479   $ 2,736,915
Cost of goods sold                                   479,650       410,094        904,834     1,079,806
                                               -------------   -----------   ------------   -----------
Gross profit                                         403,773       905,694        714,645     1,657,109
Selling, general & administrative                  1,143,721       943,519      2,471,674     3,236,042
Depreciation and amortization                         71,544        84,100        113,543       162,991
                                               -------------   -----------   ------------   -----------
  Total operating expenses                         1,215,265     1,027,619      2,585,217     3,399,033
                                               -------------   -----------   ------------   -----------
    Loss from operations                            (811,492)     (121,925)    (1,870,572)   (1,741,924)
                                               -------------   -----------   ------------   -----------
Other income (expense)
  Interest expense, net                             (108,192)      (17,073)      (153,610)      (28,746)
  Gain/(loss) on derivative liability                 71,940            --             --            --
  Other income (expense)                             (41,736)        1,605         (6,238)          624
                                               -------------   -----------   ------------   -----------
  Total other income (expense)                       (77,988)      (15,468)      (159,848)      (28,122)
                                               -------------   -----------   ------------   -----------
    Loss before income taxes                        (889,480)     (137,393)    (2,030,420)   (1,770,046)
                                               -------------   -----------   ------------   -----------
Income tax expense (benefit)                              --        67,701             --       (92,349)
                                               -------------   -----------   ------------   -----------
    Net loss                                   $    (889,480)  $  (205,094)  $ (2,030,420)  $(1,677,697)
                                               =============   ===========   ============   ===========
Earnings (loss) per share, basic and diluted   $       (0.01)  $     (0.04)  $      (0.02)  $     (0.68)
Weighted average number of shares
  outstanding basic and diluted                  149,414,689     4,655,116     92,041,137     2,481,402

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the periods ended June 30, 2006 and June 30, 2005 are those of the continuing operations of The Jackson Rivers Company, which include Diverse Networks, Inc. and UTSI International Corporation on a consolidated basis

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:


                                     For the three months      For the six months
                                        ended June 30,           ended June 30,
                                    ---------------------   -------------------------
                                      2006         2005         2006          2005
                                    ---------   ---------   -----------   -----------
Revenues                            $ 757,836   $  33,303   $ 1,226,550   $    41,210
Cost of goods sold                    533,420       9,267       746,508        11,922
                                    ---------   ---------   -----------   -----------
Gross profit                          224,416      24,036       480,042        29,288
Selling, general & administrative     872,392     293,581     1,693,741     1,515,666
Depreciation and amortization          71,544         578       107,676         1,156
                                    ---------   ---------   -----------   -----------
  Total operating expenses            943,936     294,159     1,801,417     1,516,822
                                    ---------   ---------   -----------   -----------
    Loss from operations             (719,520)   (270,123)   (1,321,375)   (1,487,534)
                                    ---------   ---------   -----------   -----------

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

At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Our independent auditor, Malone & Bailey PC, identified deficiencies our internal controls related to depreciation, amortization and the recapitalization for the fiscal period ended December 31, 2005. In addition, management identified deficiencies in their accounting for business combinations. To address these issues, we hired an accountant to assist in our preparation and review process. Our Chief Executive Officer and Chief Financial Officer feel this step now ensures that effective controls are now in place and will insure proper reporting of business combinations, depreciation, amortization and recapitalizations.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     See our Current Report on Form 8-K dated May 5, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.   Description
-----------   ------------------------------------------------------------------
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

10.11*        Intellectual Property Security Agreement dated as of March 31,
              2006.

10.12*        Form of Stock Purchase Warrant dated March 31, 2006.

10.13*        Convertible Promissory Note dated as of January 2, 2006.

10.14*        Convertible Promissory Note dated as of March 12, 2006.

10.15* Agreement and Plan of Merger, dated May 5, 2006 by and among The Jackson Rivers Company, JKRI Acquisition Corp., and UTSI International Corporation.

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

                                           The Jackson Rivers Company


Dated: September 12, 2006                  By /s/ Jeffrey W. Flannery
                                           -------------------------------------
                                           Jeffrey W. Flannery,
                                           Chief Executive Officer,
                                           Chief Financial Officer and Director