Form 10QSB
period 2006-09-30
JACKSON RIVERS CO
filed 2006-11-14
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                                 Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 2006, the issuer had 151,158,574 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I. FINANCIAL INFORMATION


                           THE JACKSON RIVERS COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                    (Unaudited)
                                                                                September 30, 2006   December 31, 2005
                                                                                ------------------   -----------------
Current assets
  Cash and cash equivalents                                                        $   187,889          $    36,361
  Accounts receivable, net                                                             509,809              272,330
  Inventory                                                                                 --               19,633
  Prepaid and other assets                                                             188,916               32,681
                                                                                   -----------          -----------
Total current assets                                                                   886,614              361,005
Property and equipment                                                               1,416,114            1,106,234
Accumulated depreciation                                                            (1,223,433)            (854,839)
                                                                                   -----------          -----------
                                                                                       192,681              251,395
  Customer list, net of amortization                                                   674,147                   --
  Goodwill                                                                           1,868,986                   --
  Other long term assets                                                                28,206                   --
                                                                                   -----------          -----------
    Total assets                                                                   $ 3,650,634          $   612,400
                                                                                   ===========          ===========
                    Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and accrued expenses                                                943,022          $   703,125
  Curent derivative liability                                                          473,452                   --
  Note payable - short term                                                            768,133                   --
  Line of credit                                                                       473,000                   --
  Capital lease - current portion                                                        6,208               10,287
  Other current liabilities                                                             27,542                   --
                                                                                   -----------          -----------
    Total current liabilities                                                        2,691,357              713,412
Derivative liability                                                                 1,605,464                   --
Note payable - related parties                                                         301,540              302,644
Note payable - long term                                                                    --              917,000
Capital lease - net of current portion                                                      --                4,765
                                                                                   -----------          -----------
    Total Liabilities                                                                4,598,361            1,937,821
Stockholders' deficit
Series A preferred stock, par value $.001 per share, 10,000,000 shares authorized; 960,000 shares issued and outstanding at September 30, 2006 and
  December 31, 2005, respectively
                                                                                            10                   10
Series B preferred stock, par value $.001 per share, 10,000,000 shares authorized; 8,413,607 issued and outstanding at September 30, 2006
                                                                                         1,000                1,000
Series C preferred stock, par value $1.00 2,200,000 shares authorized, issued and outstanding as of September 30, 2006
                                                                                     2,200,000                   --
Common stock, par value $.00001 per share, 990,000,000 shares authorized,
  151,158,574 issued and outstanding at September 30, 2006
                                                                                         1,512                  495
Additional paid-in capital                                                           1,038,696              507,755
Stock subscription receivable                                                               --              (92,400)
Accumulated deficit                                                                 (4,200,328)          (1,742,281)
Comprehensive Income - translation of non-dollar currency financials of
  Branch                                                                                11,383                   --
                                                                                   -----------          -----------
    Total stockholders' deficit                                                       (947,727)          (1,325,421)
                                                                                   -----------          -----------
    Total liabilities and stockholders' deficit                                    $ 3,650,634          $   612,400
                                                                                   ===========          ===========

           See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the three months        For the nine months
                                                                      ended September 30,         ended September 30,
                                                                   -------------------------   -------------------------
                                                                       2006          2005          2006          2005
                                                                   ------------   ----------   -----------   -----------
Revenues                                                           $    938,706   $   33,149   $ 2,165,256   $    74,359
Cost of goods sold                                                      648,103        8,625     1,394,611        20,547
                                                                   ------------   ----------   -----------   -----------
Gross profit                                                            290,603       24,524       770,645        53,812
Research & development                                                   84,709           --        84,709            --
Selling, general & administrative                                       598,573      201,621     2,292,314     1,717,287
Depreciation and amortization                                            57,363          382       165,039         1,538
                                                                   ------------   ----------   -----------   -----------
  Total operating expenses                                              655,936      202,003     2,457,353     1,718,825
                                                                   ------------   ----------   -----------   -----------
  Loss from operations                                                 (450,042)    (177,479)   (1,771,417)   (1,665,013)
                                                                   ------------   ----------   -----------   -----------
Other income (expense)
  Interest expense, net                                                (101,273)           1      (301,528)           11
  Gain/(loss) on derivative liability                                  (283,645)          --      (283,645)           --
  Debt forgiveness                                                           --      225,700            --       225,700
  Other income (expense)                                                 75,549           --       (20,004)           --
                                                                   ------------   ----------   -----------   -----------
  Total other income (expense)                                         (309,369)     225,701      (605,177)      225,711
                                                                   ------------   ----------   -----------   -----------
Net income (loss) from continued operations                            (759,411)      48,222    (2,376,594)   (1,439,302)
                                                                   ============   ==========   ===========   ===========
  Loss from discontinued operations                                          --           --       (81,454)       (9,981)
Net income (loss) attributable to common shareholders              $   (759,411)  $   48,222   $(2,458,048)  $(1,449,283)
                                                                   ------------   ----------   -----------   -----------
Basic and diluted net income/(loss) from continuing operations            (0.01)        0.01         (0.03)        (0.36)
Basic and diluted net income/(loss) from discontinued operations           0.00         0.00         (0.00)        (0.00)
Income (loss) per share, basic and diluted                         $      (0.01)  $     0.01   $     (0.03)  $     (0.36)
Weighted average number of shares outstanding basic and diluted     151,158,574    8,845,756    94,898,121     3,944,814

          See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the nine months
                                                                        ended September 30,
                                                                     -------------------------
                                                                         2006         2005
                                                                     -----------   -----------
Cash flows from operating activities
  Loss from continued operations                                         $(2,376,594)   $        --
  Loss for discontinued operations                                           (81,456)            --
                                                                         -----------    -----------
  Net loss                                                                (2,376,594)    (1,439,302)
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                              165,039          1,538
  Debt forgiveness                                                                --       (225,700)
  Common stock issued for consulting services rendered                       307,351        278,683
  Common stock issued in exchange for employee services rendered             211,200        892,019
  Common stock issued from stock subscription receivable                      92,400             --
  Accretion of discount on note payable                                      138,425             --
Changes in assets and liabilities (Increase) decrease:
  Accounts receivable                                                        (42,824)        34,884
  Inventories                                                                 19,633        (33,060)
  Other assets                                                              (156,235)        (2,588)
  Cash disbursed in excess of available funds                                     --        (11,073)
    Increase (decrease):
  Accounts payable and accrued liabilities                                  (150,145)       192,258
  Other liabilities                                                           (6,957)            --
                                                                         -----------    -----------
      Net cash used in operating activities                               (1,880,161)      (312,341)
                                                                         -----------    -----------
Cash flows from investing activities
  Purchase of property and equipment                                         (21,409)          (450)
Cash flows from financing activities
  Proceeds from sale of stock, net of costs and fees                          13,407        200,736
  Proceeds from notes payable, net of repayments                           1,421,172         20,000
  Proceeds from notes payable - related parties, net of repayments           420,751         89,300
  Payment for Capital Leases                                                  (8,844)            --
  Acquisition of UTSI                                                        195,229             --
                                                                         -----------    -----------
      Net cash provided by financing activities                            2,041,715        310,036
                                                                         -----------    -----------
      Net increase (decrease) in cash and cash equivalents                   140,145         (2,755)
                                                                         -----------    -----------
Effect of exchange rate on cash and cash equivalents                          11,383             --
Cash and cash equivalents - beginning of period                               36,361          5,272
                                                                         -----------    -----------
Cash and cash equivalents - end of period                                $   187,889    $     2,517
                                                                         ===========    ===========
Supplemental disclosures of cash flow information
  Cash paid for income taxes                                             $        --    $        --
                                                                         ===========    ===========
  Cash paid for interest                                                 $    60,532    $        --
                                                                         ===========    ===========

           See accompanying notes to consolidated financial statements

                           THE JACKSON RIVERS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for The Jackson Rivers Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in the Jackson Rivers' Annual Report on Form 10-KSB for the year ended December 31, 2005, should be read in conjunction with these consolidated financial statements.

2. ACQUISITION OF UTSI INTERNATIONAL CORPORATION

On May 5, 2006, Jackson Rivers through its wholly-owned subsidiary, JKRI Acquisition Corp., a Texas corporation ("JKRI"), consummated its acquisition of UTSI a Texas corporation, pursuant to that certain Agreement and Plan of Merger, dated May 5, 2006, by and among Jackson Rivers, JKRI, UTSI, and each of the stockholders of UTSI (the "Merger Agreement"). Pursuant to the Merger Agreement, UTSI merged with and into JKRI, with JKRI as the surviving corporation, and each share of UTSI common stock outstanding at the effective time of the merger was converted into the right to receive 1.4380297 share of a Jackson Rivers Series C Preferred Stock (i.e., the 1,529,871 shares of common stock of UTSI outstanding are convertible into an aggregate of 2,200,000 shares of Series C Preferred Stock of Jackson Rivers).

Each share of Series C Preferred Stock will initially be convertible, starting after May 5, 2008, into that number of shares of Jackson Rivers common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is $1.00 and the denominator equal to the "market price" of Jackson Rivers common stock at the time of conversion subject to adjustment.

The Balance Sheet as of December 31, 2005, and the Statement of Operations for the three and nine months ending September 30, 2006 and 2005 and the Statement of Cash Flows for the nine months ending September 30, 2006 and 2005 are presented to include the results of UTSI during those periods.

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

The following Unaudited pro forma consolidated information assumes the acquisition of UTSI on January 1, 2006 and January 1, 2005, respectively. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

                           THE JACKSON RIVERS COMPANY
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three months      For the nine months
                                                 ended September 30,      ended September 30,
                                                --------------------   -------------------------
                                                        2005               2006          2005
                                                --------------------   -----------   -----------
Revenues                                             $  665,077        $ 2,602,825   $ 3,401,992
Cost of goods sold                                    1,027,095          1,592,528     2,106,901
                                                     ----------        -----------   -----------
Gross profit                                           (362,018)         1,010,297     1,295,091
Research & development                                       --             84,709            --
Selling, general & administrative                       (58,066)         2,777,989     3,177,976
Depreciation and amortization                           (95,792)           170,215        67,199
                                                     ----------        -----------   -----------
  Total operating expenses                             (153,858)         2,948,204     3,245,175
                                                     ----------        -----------   -----------
           Loss from operations                        (208,160)        (2,022,616)   (1,950,084)
                                                     ----------        -----------   -----------
Other income (expense)
Interest expense, net                                    (5,770)          (287,940)      (34,516)
Gain/(loss) on derivative liability                          --           (283,645)           --
Gain on sale of fixed asset                                  --             10,067            --
Debt forgiveness                                        155,000                 --       155,000
Other income (expense)                                   21,310            (77,027)       21,934
                                                     ----------        -----------   -----------
Total other income (expense)                            170,540           (638,545)      142,418
                                                     ----------        -----------   -----------
        Loss before income taxes                        (37,620)        (2,661,161)   (1,807,666)
                                                     ----------        -----------   -----------
Income tax expense (benefit)                             27,940                 --       (64,409)
                                                     ----------        -----------   -----------
    Net loss from continuing operations              $  (65,560)       $(2,661,161)  $(1,743,257)
                                                     ==========        ===========   ===========
Loss per share, basic and diluted                    $    (0.01)       $     (0.03)  $     (0.44)
Weighted average number of shares outstanding
  basic and diluted                                   8,845,756         94,898,121     3,944,814

                 See accompanying notes to financial statements

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements at September 30, 2006, Jackson Rivers has an accumulated deficit of $4,200,328. In addition, Jackson Rivers' current liabilities exceeded its current assets by $1,804,743 as of September 30, 2006. These factors among others may indicate that Jackson Rivers will be unable to continue as a going concern for a reasonable period of time. Jackson Rivers' existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates Jackson Rivers will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity and debt investment in the Jackson Rivers. The accompanying financial statements do not include any adjustments that might result should Jackson Rivers be unable to continue as a going concern.

In order to improve Jackson Rivers' liquidity, Jackson Rivers is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance Jackson Rivers will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that Jackson Rivers can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

4. NOTES PAYABLE

On January 2, 2006, Jackson Rivers borrowed $250,000 to purchase shares of our common stock. The convertible note has a 1 year term and bears interest at six percent (6%). The note is convertible into our common stock pursuant to a "variable conversion price" equaling 80% of market, as defined.

On March 31, 2006, Jackson Rivers executed a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of our common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement (issued March 31, 2006); (ii) $600,000 within 5 days of filing of a registration statement with the SEC registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and
(iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC. The convertible notes have a 3 year term and bear interest at six percent (6%). As of September 30, 2006, we had received funding from the first and second tranch, and the funding for the third tranch was received on October 11, 2006, after the SEC declared effective the Registration Statement. The notes are convertible into our common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price.' "Applicable Percentage" is initially 50% provided, that, such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. The Registration Statement was filed on time and the "Applicable Percentage" used is 55% in valuing the convertible promissory notes. "Market Price" means the average of the lowest three trading prices (as defined) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of
(i) 140% of the then outstanding principal amount of notes plus interest and
(ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property.

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the stock price as of September 30, 2006; expected volatility of 68%; risk free interest rate of approximately 4.90%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the stock price as of September 30, 2006; expected volatility of 72%; risk free interest rate of approximately 4.62%; and a term of three years.

From August 10 - 14, 2006, we obtained $97,500 in 30-day bridge loans from 7 individuals. The terms of the loan were for 30 days with interest at 10% per annum. At the time of the funding of the third tranch, Jackson Rivers will pay the notes in full plus interest and issue common stock equal to 50% of the value of the principal, based on the average of the lowest three closing bid prices in the 20 days immediately preceding the Repayment Date. The fair value of stock was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the stock price as of September 30, 2006; expected volatility of 27%; risk free interest rate of approximately 5.21%; and a term of thirty days. As of September 30, 2006, $17,500 of the bridge loans had been paid in full.

5. CAPITAL STOCK

During the nine months ended September 30, 2006 Jackson Rivers issued 79,250,000 shares of common stock to consultants for services valued at $307,351. Valuation was based on the fair value of the stock issued. Jackson Rivers issued 20,000,000 shares of common stock, valued at $211,200 to officers and employees for stock options exercised.

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

Effective January 1, 2006, Jackson Rivers adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first half of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of December 31, 2005, all options were fully vested; therefore, there are no expenses to Jackson Rivers related to the implementation of SFAS No. 123R. Results for the prior periods have not been restated.

As part of the merger agreement with DNI, all of the options under the 1999 Plan would be converted 1:1 to options for JKRI Series B Preferred Stock. The 2000 Plan options that were not forfeited or were "under water" were converted 1:1 to JKRI Series B Preferred Stock. As a result, 2,915,383 of DNI options with an average exercise price of $0.1555 and future value of $0.0675 using the risk free rates of 1.66% to 3.94% were converted to the same amount and the same option price at the time of the merger. As of June 30, 2006, no options have been exercised, converted or forfeited, so the number and average price of the options is the same at this time.

The assumptions used in the Black-Scholes model were as follows for stock options granted in 2005 and 2004:

                     Risk-free interest rate   1.66%-3.94%
                     Expected life (years)          10
                     Expected dividends            None
                     Expected volatility           137%

There were no non-vested stock options at any point during the year ended December 31, 2005.

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

Pro Forma Information Under SFAS No.123 for Periods Prior to 2006

Jackson Rivers accounted for stock options under the intrinsic value method specified in APB 25 and adopted the disclosure-only provisions of SFAS No. 123 for periods prior to the quarter ending March 31, 2006. Accordingly, compensation cost for prior reported periods has been recognized for grants under the stock option plans only when the exercise prices of employee stock options are less than the market prices or fair values of the underlying stock on the date of grant.

The table below illustrates the effect on net earnings and earnings per share if Jackson Rivers had applied the fair value recognition provisions of SFAS No. 123 to options granted in the three and nine months ended September 30, 2005.

                                                              Three months ended    Nine months ended
                                                              September 30, 2005   September 30, 2005
                                                              ------------------   ------------------
Net loss, as reported                                             $   48,222          $(1,439,302)
Deduct: Total stock-based employee/director compensation
  expense under the fair value based method for all awards,
  net of related tax effects                                          (6,267)             (18,802)
Pro forma net loss                                                $   41,955          $(1,458,104)
                                                                  ==========          ===========
  Loss per share, pro forma basic and diluted                     $     0.00          $     (0.37)
                                                                  ==========          ===========
Shares used in basic and diluted loss per share                    8,845,756            3,944,814
                                                                  ----------          -----------

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

General

We are in the infrastructure management and technology business. We build and operate large scale wireless networks and provide consulting and engineering services to allow our customers to better manage their infrastructure, whether that be an oil or gas pipeline, a remote asset device, a building or a network. We also provide data collection and management services between remote devices called Machine to Machine or M2M services. We entered this industry upon the acquisition of Diverse Networks, Inc. on December 2, 2005. The transaction was accounted for as a recapitalization effected through a reverse merger, such that Diverse Networks, Inc. was treated as the "acquiring company" for financial reporting purposes

Our executive offices are located at 550 Greens Parkway, Suite 230, Houston, Texas 77067 and telephone number (619) 342-7449. We maintain a website at www.jacksonrivers.com.

Recent Developments

On March 17, 2006, we sold 100% of equity interest in our wholly owned subsidiary, JRC Global Inc. to our former President and controlling shareholder, Dennis Lauzon for $1,100 in the form of a promissory note.

From August 10 - 14, 2006, we obtained $97,500 in 30-day bridge loans from 7 individuals. The terms of the loan were for 30 days with interest at 10% per annum. At the time of the funding of the third tranch, the company will pay the notes in full plus interest and issue common stock equal to 50% of the value of the principal, based on the average of the lowest three closing bid prices in the 20 days immediately preceding the Repayment Date. The fair value of stock was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the stock price as of September 30, 2006; expected volatility of 27%; risk free interest rate of approximately 5.21%; and a term of thirty days. As of September 30, 2006, $17,500 of the bridge loans had been paid in full.

On October 11, 2006, we received the funding of $700,000 from the third tranch after the SEC declared effective the Registration Statement.

Significant Accounting Policies

Revenue Recognition

We rely on the guidance provided by paragraph 45 of SOP 81-1 to measure the extent of progress towards completion of our contracts for construction of large scale wireless networks. Paragraph SOP 81-1 identifies three methods of measuring percentage of completion: 1) costs, 2) units of work, and 3) value added and further states that the method selected should be applied consistently. Accordingly, upon receipt of a contract for construction of a large scale wireless network, we establish certain "milestones" for discrete units of work based upon the total cost of the project. Each milestone is budgeted for a predetermined percentage of total cost and we recognize revenue when each such milestone, or unit of work, is achieved. Each milestone is budgeted to be x% of the cost of the project, and revenue is recognized using the same percentage factor. However, many of our projects are completed within one to two months, so revenue for the full project has been recognized in the period when the project was completed.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the periods ended September 30, 2006 and September 30, 2005 are those of the continuing operations of The Jackson Rivers Company, which include Diverse Networks, Inc. and UTSI International Corporation on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data from continuing operations:

                                     For the three months      For the nine months
                                     ended September 30,       ended September 30,
                                    ---------------------   -------------------------
                                       2006        2005         2006          2005
                                    ---------   ---------   -----------   -----------
Revenues                            $ 938,706   $  33,149   $ 2,165,256   $    74,359
Cost of goods sold                    648,103       8,625     1,394,611        20,547
                                    ---------   ---------   -----------   -----------
Gross profit                          290,603      24,524       770,645        53,812
Research & development                 84,709          --        84,709            --
Selling, general & administrative     598,573     201,621     2,292,314     1,717,287
Depreciation and amortization          57,363         382       165,039         1,538
                                    ---------   ---------   -----------   -----------
  Total operating expenses            655,936     202,003     2,457,353     1,718,825
                                    ---------   ---------   -----------   -----------
    Loss from operations             (450,042)   (177,479)   (1,771,417)   (1,665,013)
                                    ---------   ---------   -----------   -----------

Comparison of the Three Months and Nine months ended September 30, 2006 and September 30, 2005

      Net sales. Our net sales for operations increased to $938,706 and $2,165,256 or an increase of approximately 2,732% and 2,812% for the three months and nine months ended September 30, 2006, respectively. This increase is primarily due to the acquisitions of Diverse Networks and UTSI.

      Cost of Sales. Cost of sales increased to $648,103 and $1,394,611 or approximately 7,414% increase and 6,687% for the three months and nine months ended September 30, 2006, respectively. As a percentage of net sales, cost of sales increased to 69% and 64% of net sales for the three and nine months ended September 30, 2006, respectively, versus approximately 26% and 28% of sales for the three and nine months ended September 30, 2005. This increase is primarily due to the inclusion of costs from the acquisitions of Diverse Networks and UTSI. As a result, the company generated a gross profit of $290,603 and $770,645 for the three and nine months ended September 30, 2006 with a gross profit margin of approximately 31% and 36% for the three and nine months ended September 30, 2006, respectively.

      Research and Development. Research and Development expenses related to the development of future products were $84,709 for both the three and nine months ended September 30, 2006, as this cost started to be tracked during this quarter, it previously had been included in Cost of Sales.

      Selling, general and administrative. Selling, general and administrative expenses increased to $598,573 and $2,292,314 for the first three and nine months ending September 30, 2006, respectively. As a percentage of net sales, selling, general and administrative expenses were approximately 64% and 106% for the three and nine months ended September 30, 2006, as compared to approximately 608% and 2,309% for the comparable period in 2005. Selling, general and administrative expenses were 196% and 33% higher in the three months and nine months ending September 30, 2006, respectively than the corresponding period last year, primarily due to the inclusion of Diverse Networks and UTSI expenses.

      Depreciation and Amortization. Depreciation and amortization expense increased to $57,363 and $165,039 for the three and nine months ending September 30, 2006, from $382 and $1,538 for the similar periods in 2005. This increase was primarily due to the inclusion of depreciation and amortization for Diverse Networks and UTSI.

      Operating loss. We incurred an operating loss of $450,042 and $1,771,417 for the three and nine months ended September 30, 2006, compared to an operating loss of $177,479 and $1,665,013 for similar periods in 2005. The company had higher operating losses in the nine months ended September 30, 2006 compared to the prior year primarily due to losses in Diverse Networks plus higher acquisition and financing costs slightly offset by profits from UTSI since the acquisition.

      Liquidity and Capital Resources

      We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from operations, debt financing, and issuance of securities. Our working capital deficit at September 30, 2006 was $1,804,743 and at December 31, 2005 it was $352,407. We had cash of $187,889 as of September 30, 2006, while we had cash of $36,361 as of December 31, 2005. The differences are primarily due to funding the losses of the operations offset by the funding from the first and second tranch.

      We used $1,880,161 of net cash in operating activities for the nine months ended September 30, 2006 compared to using $312,341 in the nine months ended September 30, 2005.

      Net cash flows used for investing activities was $21,409 for the nine months ended September 30, 2006, compared to investments of $450 in the nine months ended September 30, 2005. The investments were for the updating of some computers.

      Net cash flows provided by financing activities were $2,041,715 for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $310,036 in the same period last year. The increase is primarily from the funding from the first and second tranches and funding from related parties.

      On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the company's common stock (the "Securities Purchase Agreement"). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the "SEC") registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the "Registration Statement") and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC. The convertible notes have a 3 year term and bear interest at six percent (6%). As of September 30, 2006, we had received funding from the first and second tranch. The payment for the third tranch was received on October 11, 2006 after the SEC declared effective the Registration Statement. The notes are convertible into the company's common stock pursuant to a "variable conversion price" equal to the "Applicable Percentage" multiplied by the "Market Price". Applicable Percentage" is 55% and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. The Registration Statement was filed on time and the "Applicable Percentage" used is 55% in valuing the convertible promissory notes. "Market Price" means the average of the lowest three trading prices (as defined) for the company's common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the "parity value" defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the company's common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the company's assets, including all of its intellectual property.

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

      We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes, and the shares issuable upon exercise of the warrants within 30 days of the execution of the Securities Purchase Agreement.

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

      As of October 11, 2006, all three tranches of convertible notes have been issued and sold, resulting in gross proceeds of $2.0 million to us.

      Capital Requirements

      We had a working capital deficit of $1,804,743 as of September 30, 2006. As of that date, we had closed the first two tranches of the March 2006 Private Offering discussed above. On October 11, 2006, the third tranch was closed and we received the final $700 thousand.

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

      At the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

      Our independent auditor, Malone & Bailey PC, identified deficiencies in our internal controls related to depreciation, amortization and the recapitalization for the fiscal period ended December 31, 2005. In addition, management identified deficiencies in our accounting for business combinations. To address these issues, we hired an accountant to assist in our preparation and review process. Our Chief Executive Officer and Chief Financial Officer feel this step now ensures that effective controls are now in place and will insure proper reporting of business combinations, depreciation, amortization and recapitalizations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM  6.   EXHIBITS.

Exhibit No.   Description
-----------   ------------------------------------------------------------------
3.1*          Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2 on October 4, 2001).

3.2* Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.

3.3* Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.

3.4* Certificate of Designation for the Series B Preferred Stock, filed effective December 1, 2005.

3.5* Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.

3.6* Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005

3.7* Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 on October 4, 2001).

3.8*          Amended and Restated Bylaws.

3.9* Articles of Amendment to the Articles of Incorporation, filed effective May 5, 2006.

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

10.5* Stock Purchase Agreement dated as of December 1, 2005 by and between Jeffrey W. Flannery, James E. Nelson and The Jackson Rivers Company.

10.6*.        Employment Agreement dated as of December 1, 2005 between James E.
              Nelson and The Jackson Rivers Company.

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

                                            The Jackson Rivers Company


Dated: November 14, 2006                    By /s/ Jeffrey W. Flannery
                                               ---------------------------------
                                            Jeffrey W. Flannery,
                                            Chief Executive Officer,
                                            Chief Financial Officer and Director