Form 10KSB
period 2006-12-31
JACKSON RIVERS CO
filed 2007-05-10
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-70932

Interact Holdings Group, Inc.
(Name of small business issuer as specified in its charter)

Florida	65-1102865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

550 Greens Parkway, Suite 230
Houston, Texas 77067
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (619) 615-4242
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $.00001 par value common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The issuer’s revenues for the most recent fiscal year were $3,198,853.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $45,371 as of March 31, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

The Issuer has not been involved in any bankruptcy proceedings;

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 17, 2007 - 13,613,538

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Interact Holdings Group, Inc. (the “Company”, “we” or “us”) was incorporated on May 8, 2001 under the laws of the State of Florida as a development-stage company under the name The Jackson Rivers Company.

On August 31, 2005, Dennis N. Lauzon, our former President, Chief Executive Officer and controlling stockholder, entered into a stock purchase agreement with Jeffrey W. Flannery, our current President and Chief Executive Officer, under which Mr. Lauzon agreed to sell his 960,000 shares of our Series A Preferred Stock held by him to Mr. Flannery for a purchase price of $60,000. Payment was in the form of $15,000 in cash and a secured promissory note in the principal amount of $45,000 payable in three (3) monthly installments of $15,000 per month. This note was fully paid in accordance with its terms.

On December 2, 2005, we entered into a reverse merger agreement for the acquisition of Diverse Networks Inc. (“DNI”), a Texas corporation which specializes in technical, operational and engineering services. Pursuant to the definitive agreement, each share of DNI common stock was converted into the right to receive either (i) $0.21 for every share of common stock in DNI, in the form of a one-year 8% promissory note or (ii) one share of our Series B Preferred Stock, at the election of each DNI stockholder.

On March 17, 2006, we sold 100% of equity interest in our wholly owned subsidiary, JRC Global Products, Inc., to our former President and controlling shareholder, Dennis Lauzon, for $1,100 in the form of a promissory note. Such note has since been fully satisfied.

On March 31, 2006, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which we agreed to issue, in three separate tranches, up to $2,000,000 of convertible promissory notes, as well as warrants to purchase shares of our common stock (the “Securities Purchase Agreement”). The different tranches of the notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within 5 days of filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) registering the shares of common stock that are to be issued upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement; and (iii) $700,000 within 5 days of the Registration Statement being declared effective by the SEC. The convertible notes have a three year term and bear interest at a rate of six percent (6%) per annum. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is initially 50% provided that, such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. “Market Price” means the average of the lowest three trading prices (as defined in the Securities Purchase Agreement) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined in the agreement), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of the notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property. At the time of this filing, $2,250,315.03 remains outstanding on the note and $84,395.00 has been converted into common shares of the Company.

Subject to certain terms and conditions set forth therein, the notes are redeemable by us at a rate of 120% to 140% of the outstanding principal amount of the notes, plus interest thereon at a rate of 6%. In addition, so long as the average daily price of our common stock is below the “initial market price” (as defined in the agreement) we may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by us.

The notes were issued with warrants to purchase up to 50,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants within 30 days of the execution of the Securities Purchase Agreement. At the time of this filing, the Company has not registered the secondary offering and resale of the shares issuable upon conversion.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

On May 5, 2006, we acquired UTSI International Corporation (“UTSI”), a Texas corporation, pursuant to a merger agreement whereby each share of UTSI common stock outstanding was converted into the right to receive 1.4380297 shares of the Company’s Series C Preferred Stock so that the 1,529,871 shares of common stock of UTSI outstanding are convertible into an aggregate of 2,200,000 shares of Series C Preferred Stock of the Company.

In December 2006, we entered into a Securities Purchase Agreement with the same accredited investors as above pursuant to which we agreed to issue an additional tranche of $250,000 of convertible promissory notes. These notes have a three year term and bear interest at a rate of eight percent (8%) per annum and are convertible into our common stock under the same terms set forth for the notes described above. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.0007 per share, subject to adjustment.

In connection with the offer and sale of all of the notes and the warrants discussed above, we engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision will receive a ten percent (10%) cash commission on the sale of the notes, and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

In December 2006, the Company changed its name to Interact Holdings Group, Inc. to reflect the diverse nature of its enterprises.

Our executive offices are located at 550 Greens Parkway, Suite 230, Houston, Texas and our telephone number is (619) 615-4242. We maintain a website at www.interactholdings.com.

Recent Developments

On March 31, 2007, we entered into another Securities Purchase Agreement with the same accredited investors as above, pursuant to which we agreed to issue an additional tranche of $220,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum and are convertible into our common stock under the same terms set forth for the Notes described above. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

In connection with the offer and sale of all of these notes and the warrants, we engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision will receive a ten percent (10%) cash commission on the sale of the notes, and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under such Securities Purchase Agreement.

Our Business

We are in the infrastructure management and technology business. We build and operate large-scale wireless networks and provide consulting and engineering services to allow our customers to better manage their infrastructure, whether an oil or gas pipeline, a remote asset device, a building or a network. We also provide data collection and management services between remote devices called Machine to Machine (“M2M”) services.

Industry Overview

M2M products and services are applicable to industries, cities, government institutions or enterprises where acquiring data from machines or sharing data between machines improves business processes. Targeted customers of the  Company include municipalities, government agencies and the vertical industry sectors of Construction, Electric, Gas, Water and Wastewater Utilities, Public Safety, Oil and Gas production and pipelines and related Original Equipment Manufacturers supplying products to these industries. Applications within these sectors, where efficiencies can be gained or lifecycle cost can be reduced by implementing M2M services, include asset tracking and management, automatic meter reading and demand response, security, logistics, HVAC (heating, ventilation & air conditioning) and industrial machinery maintenance, and environmental monitoring and control.

Principal Products and Services

We have specialized expertise dealing with wireless and wired network engineering, real-time application integration (SCADA), business intelligence and network security. We provide services throughout the United States and around the world, including Africa, the Caribbean, the former Soviet Union, Europe, Japan, Mexico and the People’s Republic of China.

Our focus is currently on three primary industries: Oil and Gas, Utility and Wireless. The oil and gas industry includes multiple streams within the international private sector and national oil companies. Our utility experience spans large regional utilities as well as small cooperatives. Within the wireless data sector, small broadband Wireless Internet Service Providers and large national Mobile Virtual Network Providers have engages us for the design, implementation, and operation of their customer bearing services. Some of our current clients include: Chevron, BP, Prenova, Constellation and Upstream Engineering.

We have two operating divisions: The M2M Services Division and the Professional Services Division.

M2M Services Division

M2M is about data flowing between billions of devices, and between those devices and people that need information to help them make better decisions. The information can be anything from monitoring the environment inside remote greenhouses, gathering data about traffic flow and thermal stresses on a bridge, to sending daily electricity usage information to you on a display in your home.

Our data acquisition and delivery service offers an alternative to the manual collection of data and to the creation of an automated collection system. It eliminates the need to build, operate, and manage a telecommunication and computer network. This service includes: ruggedized, industrial remote gateway units which connect to equipment in the field, transport of your company’s data via one of several available telecommunication technologies, 24/7 network management and help desk support, data archival, notification in the event of a field alarm, a web-based network visibility tool plus the ability for clients to retrieve data and generate reports.

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

Within the Professional Services Division, we offer Engineering Services, Business Intelligence and Security Solutions.

a. Engineering Services

Wireless and Wired Network Engineering: Our network engineering team is well versed in both wired and wireless technologies. We perform analysis of existing networks, design of new and expansion networks, and testing of existing networks and new solutions for network upgrades. As part of our LAN/WAN engineering, we can analyze data flow and throughput, layer 2/3 protocol usage, IP addressing, congestion, utilization, and reliability. We also perform network design for the core, distribution and access layers.

Specification design and implementation of fixed and mobile wireless data networks for service providers such as:

•	palmOne, Inc.’s Palm.Net service

•	OmniSky Corporation

•	SkyRiver Communications, Inc.

•	Ricochet Networks, Inc.

•	AsiaCorp Communications in the People’s Republic of China

•	CapRock Communications’ worldwide network

Radio Frequency (RF) Engineering: Our RF engineering team focuses on the characteristics and performance of wireless data networks. We perform site surveys, propagation analysis, frequency coordination, and site selection and optimization. Our RF experience spans many frequency ranges and air interface standards, including UHF, Spread Spectrum, Microwave, Cellular/PCS, UNII, LMDS/MMDS and others. Projects have included:

•	Site examination and RF plan for the University of Houston campus facilities and

•	Site and equipment selection and testing for SkyRiver Communication’s Inc.

Satellite Engineering: Our satellite engineering team can manage and engineer space segment, gateway earth stations, VSATs, and handle regulatory issues. When managing the space segment, our satellite engineering team performs economic analysis, tariff negotiation, and provisioning and management. We are familiar with both domestic and international permitting, as well as frequency coordination where necessary. While engineering ground segment facilities, we have performed earth station dimensioning and RF equipment design and configuration. Our engineers can optimize the economic and performance tradeoffs in the earth station, space segment, and transmission technology to provide the lowest life cycle cost and highest performance systems available.

b. Business Intelligence Services

Dashboards & Portals: Dashboards and portals allow users to customize their views so that they get only the data they need without having to wade through extraneous content. When combined with mobile connectivity, dashboard/portal technology enables clients to make informed decisions. The Company utilizes its knowledge and expertise to properly evaluate a client’s data visibility needs and architect a solution that is both customizable and scalable.

Real-Time & Just-In-Time (JIT) Data Management: Our experience base includes a firm foundation in Real-Time/Just-In-Time scenarios and business models including SCADA energy management, trading enterprises, and military applications.

SCADA Requirements Specification: The Company utilizes its combined SCADA products development and support experience to help clients determine whether a full replacement, product upgrade or better usage of currently implemented systems will provide it with a greater return on income (ROI). We are currently engaged on a project for Chevron for this type of service.

Real-time Performance Tuning: We will automate cumbersome manual tasks and fine tune the configurations of SCADA systems to provide optimum performance. We create custom scripts and tools for trending and analysis geared towards each client’s processes and procedures.

The Company has been involved in the following key projects:

•	software and application development, such as our streamlining and customization of data input and reporting for a global capital project management system for a major oil company;

•	specification, design, and implementation of business processes and efficiency optimization systems, such as new energy management systems for Prenova;

•	utility data center process optimization, such as our analysis and automation of systems and procedures for Itron, Inc.

Security Solutions

Vulnerability Scanning: We provide completely automated checks for known vulnerabilities against a system or systems in a network using enterprise grade, commercial, industry standard, trade, and custom tools.

Security Scanning: We perform security scans, which include manual false positive verification, network weakness identification, and customized, professional analysis.

Penetration Testing: We provide specialized, goal-oriented testing (such as individual systems of interest) to gain privileged access by pre-conditional means using a safe “hacker” methodology. Our security engineers will use the same proven techniques and methodology that hackers use to gain unauthorized entry to networks and computer systems. The results will be provided to the client in a full report complete with usable database data, charts and graphs, counter measure options, while at the same time, posing absolutely no actual risk to network or computer systems.

Risk Assessment and Analysis: In order to make an informed business decision on how to handle a risk properly when this situation occurs, we offer full risk analysis and vulnerability assessment service, which gives our clients the necessary data for calculating the best solutions with proven formulas. This process is performed through interview and mid-level research, test results analysis, and personnel interviews, which includes business justifications, legal justifications, and industry specific justifications concluded by quantified actuarial formulas proven in the industry. The results will be provided in a full report complete with usable database data, charts and graphs, counter measure options, and business cost analysis.

Security Auditing: We offer hands-on, privileged, code level security inspection of the operating system (OS) and applications of a system or systems within a network or networks.

Posture Assessment & Security Testing: We provide project-oriented complete risk assessment of all systems, applications, and networks through the application of professional analysis, scanning, and testing, where penetration is often used to confirm false positives and false negatives as project time allows.

Counter Measure Strategies: Firewalls, Intrusion Detection Systems (IDS), and Virtual Private Networks (VPN): We will help organizations choose the right counter measures that are the most effective for their architecture as well as the most cost beneficial to their budget with our proven formulas.

Policy Design and Implementation: Our security professionals have years of experience designing and implementing security policies for some of the world’s top energy companies as well as some of the nations top government agencies. We help design an effective, industry standard security policy and integrate it into such client’s security architecture and teach the best ways to enforce them within their organization.

Forensics: Our capabilities include the capture, recording, and analysis of network events in order to discover the source of security attacks, exposures, and breaches.

Security Training: Our employees have extensive wired and wireless network as well as SCADA/Critical Infrastructure security experience. Our instructors, all with over a decade of professional security experience, come from a background of enterprise security software development companies, various government agencies, financial institutions, energy & utility companies, and some of the worlds largest oil & gas companies.

Competition

We face a great deal of competition from a number of companies. Competition within the M2M market varies by industry and applications. Typical competitors are regional or national service-oriented companies that address a single niche such as HVAC, asset tracking, or utility meter reading. Other competitors include equipment manufacturers looking to develop their own monitoring service to enable long-term maintenance contracts or companies that offer M2M solutions for private label. No competitor offers an integrated, broad-based, end-to-end, turnkey solution that addresses any application. We expect that the number of our competitors will increase dramatically in the coming years as additional companies looking to become complete M2M solutions providers enter the market.

Sources and Availability of Raw Materials and Names of Principal Suppliers

One of the most important components of our M2M service offering is the gateway. Gateways are readily available from Wireless Systems, Inc., Comp-u-Lab and Micro Technology Services.

Dependence on One or A Few Major Customers

We are dependent on two customers for more than 50% of our business. A change in our contracts or business relationship with those customers could significantly impact our ability to continue as an operating entity.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We currently have the original logo for DNI trademarked. We are in the process of obtaining the trademark for the new DNI logo and the name M2M Data Services.

Governmental Approval of Principal Products or Services

None.

Effect of Existing or Probable Governmental Regulations on Business

Although there are currently no government regulations that directly affect the conduct of our business today, we anticipate that the passing of any new legislation or regulations increasing safety requirements on pipelines would have an overall positive effect on our business operations as more companies would be required to seek from outside sources the type of expert advice provided by the Company.

Research and Development

DNI is continuing the development and testing of a new end-to-end data collection service. Cost for ongoing development and testing is roughly $100,000 per month.

Cost and Effects of Compliance with Environmental Laws

The Company is not, at present, subject to existing environmental laws that may have an adverse effect on us.

Employees

As of March 31, 2007, we had 24 full-time employees and no part-time employee. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol “IHGR.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2005 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-for-2000 reverse stock split which was effected on May 9, 2005 and the 4-for-1 stock split which was effected on May 27, 2005. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2005 to December 31, 2005	High Bid	Low Bid
First quarter	$3.50000	$0.00000
Second quarter	0.06500	0.00000
Third quarter	0.10800	0.00600
Fourth quarter	0.02500	0.00300

January 1, 2006 to December 31, 2006	High Bid	Low Bid
First quarter	$0.00220	$0.0025
Second quarter	0.05000	0.0042
Third quarter	0.00074	0.0032
Fourth quarter	0.00400	0.0009

Holders

As of April 17, 2007, there were approximately 678 record holders of our common stock.

Dividends

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	45,577,624	$0.0127	99,655,000
Equity compensation plans not approved by security holders	-	-
Total	45,577,624	$0.0127	99,655,000

RECENT SALES OF UNREGISTERED SECURITIES

In January 2006, we issued an 8% Convertible Note in the aggregate principal amount of $250,000 to a single accredited investor in consideration for services rendered under a fee agreement dated November 2005. This note is due and payable on or before January 1, 2007. This note is convertible into that number of shares of our common stock as would be determined by dividing (i) the unpaid principal balance plus accrued interest by (ii) 80% of the average of the three lowest closing bid prices for the twenty trading days immediately prior to conversion. No conversions can be made which would result in a holder owning more than 4.99% of our common stock after conversion. The issuance of the note was exempt under Section 4(2) of the Securities Act of 1933, as amended. No underwriter was used in connection with this sale.

In March 2006, we issued an 8% Convertible Note in the aggregate principal amount of $60,000 to a single accredited investor. Upon consummation of a funding in the aggregate amount of $300,000, the holder is entitled to full payment of all outstanding principal and interest. In addition, the holder is entitled to receive Common Stock equal to the value of the principal and interest at a conversion price equal to the average of the lowest 3 closing bid prices in the 20 trading days immediately preceding the repayment date. No conversions can be made which would result in the holder owning more than 4.99% of our common stock after conversion. The issuance of this note was exempt under Section 4(2) of the Securities Act of 1933, as amended. This note was paid in full in April of 2006.

In December 2006, we entered into a Securities Purchase Agreement with the same accredited investors as above pursuant to which we agreed to issue an additional tranche of $250,000 of convertible promissory notes. These notes have a three year term and bear interest at a rate of eight percent (8%) per annum and are convertible into our common stock under the same terms set forth for the notes described above. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.0007 per share, subject to adjustment.

On March 31, 2007, we entered into another Securities Purchase Agreement with the same accredited investors as above, pursuant to which we agreed to issue an additional tranche of $220,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum and are convertible into our common stock under the same terms set forth for the Notes above. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

In connection with the offer and sale of the notes and the warrants, we engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision will receive a ten percent (10%) cash commission on the sale of the notes, and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this annual report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

The forward-looking events discussed in this annual report, the documents to which we refer and other statements made from time to time by us or our representatives may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements, unless required by law or regulation. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2006 and 2005 are those of the continuing operations of Interact Group Holdings, Inc., which include DNI and UTSI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended December 31,
	2005	2006
Net sales	$2,193,685	$3,198,853
Cost of sales	1,026,414	1,782,458
Gross profit	$1,167,271	$1,416,395
Research and Development		185,565
Selling, general and administrative	1,363,490	2,851,800
Recapitalization Expense	1,513,727	-
Depreciation and Amortization	171,019	195,096
Operating loss	$(1,880,965)	$(1,816,166)

Comparison of the Years ended December 31, 2006 and 2005

Net sales. Net sales for operations increased to $3,198,853, or an increase of approximately 31.5%, for the year ended December 31, 2006, from $2,193,685 for the year ended December 31, 2005. This increase was attributable to the addition of UTSI.

Cost of Sales. Cost of sales for continued operations increased to $1,782,458, or approximately 43%, for the year ended December 31, 2006, from $1,026,414 for the year ended December 31, 2005. As a percentage of net sales, cost of sales increased to 56% of net sales for the year ended December 31, 2006 versus approximately 47% of sales for the year ended December 31, 2005. The increase in cost of sales as a percentage of net sales resulted primarily from the preliminary undertaking of new business products through the mergers. As a result, we generated a gross profit of $1,416,395 with a gross profit margin of approximately 44% for the year ended December 31, 2006.

Selling, general and administrative. Selling, general and administrative expenses increased to $2,851,800, or an increase of approximately 102%, for the year ended December 31, 2006, from $1,363,490 for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses were approximately 89% for the year ended December 31, 2006, as compared to approximately 62% for the comparable period in 2005. The increase in selling, general and administrative expenses primarily results from the new merged companies.

Recapitalization Expense. We incurred no recapitalization expense for the year ended December 31, 2006. During the year ended December 31, 2005, we incurred $1,513,727 in connection with our recapitalization in December 2005.

Depreciation and Amortization. Depreciation and amortization expense increased to $195,096 for the year ended December 31, 2006, from $171,019 for the year ended December 31, 2005. This increase was due to additional equipment.

Operating loss. We incurred an operating loss of $1,816,166 for the year ended December 31, 2006, compared to an operating loss of $1,880,965 for the year ended December 31, 2005. The decrease in operating losses for the year 2006 was due primarily to consolidation of operations after the merger and acquisitions and increased sales.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from operations, debt financing and issuance of securities. Our working capital deficit at December 31, 2006 was $1,658,760 compared to $352,407 at December 31, 2005. We had cash of $222,666 as of December 31, 2006, while we had cash of $36,361 as of December 31, 2005. This difference results primarily from additional companies and additional funds provided from an investment group as detailed above.

We used $2,026,287 of net cash used in operating activities for the year ended December 31, 2006 compared to $120,932 used in the year ended December 31, 2005.

Net cash flows used in investing activities were $66,606 for the year ended December 31, 2006, compared to $9,753 in the year ended December 31, 2005. The cash used in investing activities for the year ended December 31, 2006 was for purchase of equipment and software.

Net cash flows provided by financing activities were $2,272,219 for the year ended December 31, 2006, compared to net cash used for financing activities of $71,189 in the year ended December 31, 2005. The difference results primarily from proceeds of notes payable.

Capital Requirements

We had a working capital deficit of $1,658,760 as of December 31, 2006. We are anticipating raising funds through new issuances of stock or through private transactions.

In the event we seek to expand our operations or launch new products for sale into the marketplace, or in the event we seek to acquire a company or business or business opportunity, or in the event that our cash flows from operations are insufficient to fund our operations, working capital requirements, and debt service requirements, we would need to finance our operations through additional debt or equity financing, in the form of a private placement or a public offering, a strategic alliance or a joint venture. Such additional financing, alliances or joint venture opportunities might not be available to us, when and if needed, on acceptable terms or at all. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, our operating results and prospects could be adversely affected.

Off-Balance Sheet Arrangements

None.

ITEM 7. FINANCIAL STATEMENTS

Gruber & Company, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INTERACT HOLDINGS GROUP, INC.

We have audited the accompanying consolidated balance sheet of Interact Holdings Group, Inc. (formerly The Jackson Rivers Company) as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interact Holdings Group, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
April 2, 2007

INTERACT HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEET
As of December 31, 2006

Assets
Current assets
Cash and equivalents	$222,666
Accounts receivable, net	525,697
Inventory	-
Prepaid expenses and other assets	146,143
Total current assets	$894,506

Property and equipment, net	$167,401
Customer list, net of amortization	674,147
Goodwill	1,868,986
Other long-term assets	28,206
Total assets	$3,633,246

Liabilities and stockholders’ deficit
Current liabilities
Derivative liability	$250,000
Notes payable	807,585
Line of credit	438,000
Accounts payable and accrued expenses	669,361
Capital lease	3,481
Customer deposits and advance billings	120,657
Total current liabilities	$2,289,084

Convertible notes payable	$1,966,670
Accrued derivative liability	577,507
Note payable - Related parties	263,452
Total liabilities	$5,096,713

Stockholders’ deficit
Series A preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 960,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	$10
Series B preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding at December 31, 2006 and 2005, respectively	1,000
Series C preferred stock, par value $1.00; 2,200,000 shares authorized issued and outstanding at December 31, 2006	2,200,000
Common stock, par value $0.00001 per share, 5,000,000,000 authorized, 486,380 issued and outstanding	5
Additional paid-in capital	890,915
Accumulated deficit	(4,562,376)
Comprehensive income	6,979
Total stockholders’ deficit	$(1,463,467)
Total liabilities and stockholders’ deficit	$3,633,246

See accompanying summary of accounting policies and notes to financial statements.

INTERACT HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
Sales, net	$3,198,853	$2,193,685

Cost of sales	1,782,458	1,026,414

Gross profit	$1,416,395	$1,167,271
.		.
Operating expenses
Research and development	$185,665
Selling, general and administrative	2,851,800	$1,363,490
Recapitalization expense		1,513,727
Depreciation and amortization	195,096	171,019

Total operating expenses	$3,232,561	$3,048,236

Loss from operations	$(1,816,166)	$(1,880,965)

Other income (expense)
Other income	-	$2,131
Other expense	$(34,674)	-
Change in accrued derivative liability	(577,507)	-
Interest expense	(391,748)	$(30,365)

Net other income (expense)	$(1,003,929)	$(28,234)

Loss before provision for income taxes	$(2,820,095)	$(1,909,199)

Income tax benefit	-	(158,817)

Net income (loss)	$(2,820,095)	$(1,750,382)

Weighted average number of common shares outstanding	300,029	6,556

Net income (loss) per share	$(9.40)	$(266.98)

*	Jackson Rivers issued preferred shares, rather than common stock, in connection with the merger with Diverse Networks, Inc. Accordingly, no common shares are deemed outstanding prior to the merger.

See accompanying summary of accounting policies and notes to financial statements.

INTERACT HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(2,820,095)	$(1,750,382)

Adjustments to reconcile net income to net cash provided by (used by) operations:
Depreciation	146,024	143,407
Amortization	61,286	27,612
Common stock issued in exchange for consulting services rendered
Common stock issued in exchange for employee services rendered and related transaction costs	25,200	44,543
Change in accrued derivative liability	577,507
Accretion of discount on notes payable	138,425	-
Recapitalization expense	-	1,513,727
Changes in assets and liabilities:
Accounts receivable	(58,712)	215,102
Inventory	19,633	6,856
Prepaid expenses	(113,462)	94,923
Accounts payable and accrued expenses	(395,600)	-
Customer deposits and advance billings	86,157	(465,120)
Net cash used by operating activities	$(2,026,287)	$(120,932)

Cash flows from investing activities
Capital expenditures	$(38,400)	$(9,753)
Acquisition of other assets	(28,206)	-
Net cash used in investing activities	$(66,606)	$(9,753)

Cash flows from financing activities
Proceeds from notes payable, net of repayments	$2,179,350	$(85,356)
Proceeds from notes payable - related parties, net of repayments
Payment on capital lease obligations	(11,571)	(9,690)
Acquisition of UTSI	195,229	23,857
Cash flows from financing activities	$2,272,219	$(71,189)

Net increase (decrease) in cash	$179,326	$(201,874)
Effect of exchange rate on cash and cash equivalents	6,979	-
Cash, beginning of period	36,361	238,235
Cash at end of period	$222,666	$36,361

Supplemental disclosure of cash flow information:
Income taxes paid	-	-
Interest paid	$391,748	$30,628
Common stock issued to retire convertible debt		$142,520

See accompanying summary of accounting policies and notes to financial statements.

INTERACT HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2006 and 2005

	Preferred Series A		Preferred Series B		Preferred Series C		Common		Additional Paid-in	Stock	Retained Earnings	Total Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Subscribed	(Deficit)	Equity

Balance,
December 31, 2004	—	$—	—	$—			5,005,000	$300,060	$	$	$8,101	$308,161

Proceeds from sale of
common stock	—	—	—	—			24,700,000	247	116,010	(92,400)	—	23,857

Stock based
compensation	—	—	—	—			—	—	92,943	—	—	92,943

Recapitalization of
Diverse Networks, Inc.	960,000	10	10,000,000	1,000			19,822,624	(299,812)	298,802	—	—	—

Common stock issued
for services	—	—	—	—			—	—	—	—	—	—

Net loss for the
year ended
December 31, 2005	—	—	—	—	—	—	—	—	—	—	(1,750,382)	(1,750,382)

Balance,												—
December 31, 2005	960,000	10	10,000,000	1,000	—	—	49,527,624	495	507,755	(92,400)	(1,742,281)	(1,325,421)

Common stock issued
from subscriptions
receivable	—	—	—	—	—	—	—	—	(92,400)	92,400	—	—

Common stock issued
for consulting services	—	—	—	—	—	—	91,250,000	913	306,437	—	—	307,350

Common stock to
employees for services	—	—	—	—	—	—	8,000,000	80	25,120		—	25,200

See accompanying summary of accounting policies and notes to financial statements.

INTERACT HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2006 and 2005

	Preferred Series A		Preferred Series B		Preferred Series C		Common		Additional Paid-in	Stock	Retained Earnings	Total Shareholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Subscribed	(Deficit)	Equity
Preferred shares
issued to acquire
UTSI	—	—	—	—	2,200,000	2,200,000	—	—		—	—	2,200,000

Common stock issued
to retire debt	—	—	—	—	—	—	94,412,200	944	141,576	—	—	142,520

To give effect to the
1 - 500 split approved	—	—	—	—	—	—	(242,703,444)	(2,427)	2,427	—	—	—

Net loss for the
year ended
December 31, 2006	—	—	—	—	—	—	—	—	—	—	(2,820,095)	(2,820,095)

	960,000	$10	10,000,000	$1,000	2,200,000	$2,200,000	486,380	$5	$890,915	$—	$(4,562,376)	$(1,470,446)

Other comprehensive income												6,979

												(1,463,467)

See accompanying summary of accounting policies and notes to financial statements.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1 - Organization and Principal Activities

Organization and Description of Business

Interact Holdings Group, Inc. (formerly The Jackson Rivers Company) through its operating subsidiaries provides technology and services to the petroleum, utility and communications industries.

The accompanying consolidated financial statements include the accounts of Interact Holdings Group, Inc. and its wholly owned subsidiaries, Diverse Networks, Inc. and UTSI International Corporation (collectively, the “Company”). Significant intercompany transactions and accounts have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Cash Equivalents

Cash equivalents consist primarily of cash deposits and highly liquid investments with maturities of three months or less.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including: past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Stock - Based Compensation

SFAS No 123, “Accounting for Stock-Based Compensation,” established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation is determined using the fair value of stock-based compensation determined as of the date of the grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of December 31, 2006, all options were fully vested; therefore, there are no expenses to the Company related to the implementation of SFAS No. 123R.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Property and Equipment

Property and equipment are recorded at acquisition cost and increased by the cost of any significant improvements made after purchase. The Company depreciates the cost over the estimated useful lives of the respective assets using straight-line method over the estimated useful life.

Software

Software is stated at acquisition cost and amortized on a straight-line basis over their estimated useful life.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period.

All common stock shares are presented to reflect a 500 to 1 reverse stock split approved by the Board of Directors on February 15, 2007.

Advertising

The costs of advertising, promotion and marketing programs are charged to operations in the calendar year incurred. Advertising costs included in operating expenses for the year ended December 31, 2006 totaled $6,951.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as it expands its operations.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are “written-off” when deemed uncollectible.

Special - Purpose Entities

The Company does not have any off-balance sheet financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2006, the Company had a retained deficit of $4,562,376. This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company has and is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the Company will be successful in its continuing efforts to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company bases its estimates on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows. The Company re-evaluates its estimates on an ongoing basis. Actual results may vary from those estimates.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss. When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets. The Company has recorded no impairment charges.

Operating leases

The Company enters into lease agreements for a variety of business purposes, including facilities and equipment. These arrangements are noncancellable operating leases which do not meet the requirements of capital leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and are therefore expensed straight-line over the life of the operating lease.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

•	Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) - cost approximates fair value because of the short maturity period.

•	Long-term debt - fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

Note 3 - Recently Issued Accounting Pronouncements

In May, 2005, The FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the change to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In February, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March, 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose “Amortization method” or “Fair value measurement method” for each class of separately recognized servicing assets and servicing liabilities.

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Management believes that this statement will not have a significant impact on the financial statements.

In June, 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes “ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September, 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic IN), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that included prior period effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s financial position or results of operations.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 4 – Acquisitions

On December 2, 2005 the Company acquired Diverse Networks, Inc. (DNI) pursuant to the “Merger Agreement”, which provided that each share of DNI common stock would be converted into the right to receive either (i) $0.21 in the form of a one-year 8% promissory note, or (ii) one share of Series B Preferred Stock, at the election of each DNI stockholder. The transaction was accounted for as a recapitalization effected through a reverse merger, in which DNI was treated as the “acquiring” company for financial reporting purposes.

Each share of Series B stock will initially be convertible starting December 1, 2007, into that number of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is .5942795 and the denominator equal to the “market price” of the Company’s common stock at the time of conversion. The conversion rate is subject to adjustment.

The Company issued approximately $862,000 in promissory notes and one million shares of Series B Preferred Stock to DNI stockholders. In addition, the Company assumed $228,000 of outstanding DNI debt in connection with the transaction.

The Company expensed $401,727 of net liabilities assumed upon the recapitalization and recorded the amount to recapitalization expense on the statement of operations.

On May 5, 2006, the Company acquired UTSI International Corporation (UTSI) pursuant to the “Agreement and Plan of Merger,” dated May 5, 2006. Pursuant to the Merger Agreement, UTSI merged with and into the Company, with the Company as the surviving corporation. Each share of UTSI common stock outstanding at the effective time of the merger was converted into the right to receive 1.4380297 shares of Series C Preferred Stock. The 1,529,871 shares of UTSI common stock outstanding were converted into an aggregate of 2,200,000 shares of Series C Preferred Stock.

Each share of Series C Preferred Stock will initially be convertible, starting after May 5, 2008, into that number of shares of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the number of which is $1.00 and the denominator equal to the “market price” of the Company’s common stock at the time of conversion subject to adjustment.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Current assets	$389,884
Property and equipment	23,630
Customer list	735,433
Goodwill	1,868,986
Total assets	$3,017,933
Less - Total liabilities	817,933
$2,200,000

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The following unaudited pro forma financial information presents the combined results of operations of Interact Group Holdings, Inc. and UTSI International Corporation as if the acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Years Ended December 31,
	2006	2005
Revenues	$3,587,107	$4,288,505
Cost of goods sold	1,897,884	2,401,321
Gross profit	$1,689,223	$1,887,184

Research and development	$185,665	—
Selling, general and administrative	3,810,324	$2,169,869
Recapitalization expense	—	1,513,727
Depreciation and amortization	170,215	185,986
Total operating expenses	$4,166,204	$3,869,582
Loss from operations	$(2,476,981)	$(1,982,398)
Other expense, net	682,236	48,815
Loss before income taxes	$(3,159,217)	$(2,031,213)
Income taxes (benefit)	81,139	(200,229)
Net loss from continuing operations	$(3,240,356)	$(1,830,984)

Note 5 – Property and equipment

Property and equipment consists of the following:

		As of December 31,
	Life	2006	2005
Office furniture and equipment	3-7	$1,116,537	$689,597
Leasehold improvements	10	279,410	259,835
		$1,395,947	$949,432
Less - Accumulated depreciation		1,198,489	723,947
		$197,458	$225,485

Note 6 –  Derivative liability

On March 31, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the Company’s common stock (the “Securities Purchase Agreement”). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within five days of filing of a registration statement with the Securities and Exchange Commission (the “SEC”) registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the “Registration Statement”) and (iii) $700,000 within five days of the Registration Statement being declared by the SEC. The convertible notes have a three year term and bear interest at 6%. The notes are convertible into the Company’s common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is initially 50%, provided that such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. “Market Price” means the average of the lowest three trading prices (as defined) for the Company’s common stock during the twenty trading day period prior to conversion. Upon an event of default, the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the Company’s common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the Company’s assets, including all intellectual property.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Subject to certain terms and conditions, the notes are redeemable by the Company at a rate of between 120% to 140% of the outstanding principal amount of the notes plus interest. In addition, so long as the average daily price of the Company’s common stock is below the “initial market price”, the Company may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by the Company.

The notes were issued with warrants to purchase up to 50,000,000 shares of the Company’s common stock at an exercise price of $0.07 per share, subject to adjustment.

In connection with the offer and sale of the notes and warrants, the Company engaged Envision Capital LLC, as a finder for the transaction. Envision will receive a ten percent cash commission on the sale of the notes and warrants to purchase up to 5,000,000 shares of the Company’s common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

The Company is accounting for the conversion option in the Convertible Note and the conversion price in the Securities Purchase Agreement and the associated warrants as derivative liabilities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of December 31, 2006; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of December 31, 2006; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of three years.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

March 31, 2009	$690,630
May 4, 2009	600,000
October 11, 2009	700,000
$1,990,630
The notes are due as follows:

Note 7 –  Notes Payable

Note payable to a corporation dated January 2, 2006, due with interest at 8% per annum, and due on or before January 1, 2007. This note is convertible into common stock pursuant to a “variable conversion price” equaling 80% of market, as defined.	$250,000

Note payable to a corporation for settlement of legal fees and costs for services	25,000

Note payable to an individual dated June 5, 2005 payable four quarterly installments beginning March 1, 2006, including interest at 8% per annum.	174

Note payable to an individual dated April 15, 2006, payable in monthly installments of $20,263 including interest at 10% per annum with a final payment due December 1, 2006.	144,839

Note payable to an individual dated April 15, 2006, payable in monthly installments of $20,263 including interest at 10% per annum with a final payment due December 1, 2006.	144,839

Note payable to an individual dated April 15, 2006, payable in monthly installments of $16,211 including interest at 10% per annum with a final payment due December 1, 2006.	115,871

Note payable to an individual dated December 1, 2005 payable in quarterly installments beginning March 1, 2006 including interest at 8% per annum, with a final payment due on December 1, 2006.	143,302

Note payable to a corporation dated February 14, 2006, due on March 31, 2006 including interest at 8%.	45,000

Note payable to an individual dated December 1, 2005, due in quarterly payments with interest at 8% per annum beginning March 1, 2006 with a final payment due on December 1, 2006.	695

Note payable to an individual dated December 1, 2005 due in quarterly payments with interest at 8% per annum beginning March 1, 2006 with a final payment due on December 1, 2006.	17,381

Note payable to a corporation dated April 15, 2006, payable in monthly installments of $20,263 including interest at 10% per annum with a final payment due December 1, 2006.	144,839

Note 8 –  Line of Credit

The Company has established a line of credit in the amount of $473,000 with a financial institution. The line of credit is secured by accounts receivable, inventory and fixtures, and is due on March 19, 2007. The balance due on the line of credit is $438,000 with an interest rate of 10% at December 31, 2006.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 9 – Lease Commitments

The Company leases office space under operating leases. Rent expense totaled $335,271 and $176,501 for the years ended December 31, 2006 and 2005 respectively.

The Company leases certain equipment under capital leases. The capital leases will expire during the year ending December 31, 2007. The future minimum lease payments due in 2007 total $3,481. These leases are secured by the leased equipment.

Future minimum payments under capital and operating leases as of December 31, 2006 are as follows:

2007	$384,908
2008	381,461
2009	381,461
2010	215,433
2011	106,095
$1,469,358

Note 10 – Employee Retirement Plan

The Company maintains a plan under which eligible employees may elect to defer a portion of their annual compensation, up to a maximum of 50%, not to exceed $15,000, pursuant to Section 401(k) of the Internal Revenue Code for the year ended December 31, 2006. Substantially all Company employees are eligible to participate. The Company may match the employee contributions on a discretionary basis as determined by the Board of Directors. Employees are 100% vested in their portion of the Company’s contributions, if any. The Company’s discretionary contributions to the plan for the years ended December 31, 2006 and 2005 were $ -0- and $32,462 respectively.

Note 11 – Income Taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the years ended December 31, 2006 and 2005, the Company incurred net losses and, therefore, has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,000,000 at December 31, 2006, and will begin to expire in the year 2025.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The following table represents the principal reasons for the difference between the Company’s effective tax rates and the federal statutory income tax rate of 35% for the years ending December 31, 2006 and 2005:

	2006	2005
Federal income tax benefit at statutory rate	$(987,033)	$(595,130)
Non-deductible expenses	101,425	-
Adjustments	885,608	436,313
Income tax benefit	$-	$(158,817)
Effective income tax rate	-	9.6%

Note 12 – Capital Stock

The Company has authorized 5,000,000,000 shares of common stock, with a par value of $0.00001 per share. During the year ended December 31, 2006, the Company issued 1,936,622 shares of common stock.

The Company has designated 10,000,000 shares of its preferred stock as the Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible into 1,000 shares of common stock. On all matters submitted to a vote of the Company’s security holders, a holder of the Series A Preferred Stock is entitled to the number of votes equal to the number of shares of the Series A Preferred Stock held by such holder multiplied by 2,000. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then-outstanding shares of Series A Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the “Liquidation Rate”) before any payment or distribution shall be made on the common stock, or any other class of capital stock of the Company’s ranking junior to the Series A Preferred Stock. As of December 31, 2006, the Company has 960,000 shares of Series A Preferred Stock issued and outstanding.

The Company has designated 10,000,000 shares of its preferred stock as the Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into shares of the Company’s common stock at 80 percent of the OTCBB, (or such other exchange or market on which the Common Stock is then listed, if the Common Stock is not listed on the OTCBB) five-day average closing bid price for each share of the common stock for the five days prior to the date of the conversion. Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the then outstanding shares of Series B Preferred Stock shall be entitled to receive out of the assets of the Company the sum of $0.001 per share (the “Liquidation Rae”) before any payment or distribution shall be made on the common stock, or any other class of capital stock of Jackson Rivers ranking junior to the Series B Preferred Stock. On December 31, 2005 the total authorized shares of the Series B Preferred Stock was reduced to 8,413,607 shares. As of December 31, 2006 the Company has 1,000,000 shares of Series B preferred stock issued and outstanding.

The Company has evaluated the application of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” for the Series A and Series B Preferred Stock. Based on the guidance of SFAS No. 133 and EITF 00-19, the Company has concluded that these instruments were not required to be accounted for as derivatives.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 13 – Stock Options

The Company has stock option plans, which provide for the granting of qualified and nonqualified options to employees of the Company. A maximum of 5,000,000 shares of common stock may be issued under the plans. The option price, number of shares, vesting schedule, holding period or other restrictions and grant dates are determined at the discretion of a committee appointed by the Company’s board of directors. Options granted under the plans are exercisable for a period not to exceed ten years from the option grant date.

A summary of option transactions during the years ended December 31, 2006 and 2005 is shown below:

	2006		2005
	Number of Shares	Weighted-Average Exercise Price	Number of Shares		Weighted-Average Exercise Price
Outstanding at January 1	3,717,404	$0.2976	3,885,552		$0.3185
Granted	-	-	120,000		1.0000
Exercised	-	-	-		0.5000
Cancelled	-	-	(288,148.	)	0.4484
Outstanding, December 31	3,717,404	$0.2976	3,717,404		$0.2976
Exercisable at December 31			3,490,696

A summary of options outstanding at December 31, 2006 is as follows:

Exercise Price	Number of Shares Outstanding	Weighted-Average Remaining Contractual Life of Shares Outstanding	Number of Shares Exercisable
$0.01	1,980,811	3.4Years	1,980,811
$0.20	120,000	9.5Years	120,000
$0.50	1,108,289	5.0Years	1,013,785
$1.00	508,304	5.4Years	496,100
	3,717,404		3,610,696

The weighted-average estimated fair value of stock options granted during 2006 and 2005 was $0.20 and $0.20 per share, respectively. These amounts were determined using the Black-Scholes option pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2006 and 2005.

INTERACT HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Risk-free interest rate	5.50%
Expected life (years)	10.00
Expected dividends	None
Expected volatility	145.00%

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company’s options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options,

The terms of awards issued to employees state that awards are forfeited upon termination of employment with the Company. In October, 2004 the Company modified the terms of certain awards issued to former employees in connection with their termination, such that the awards continue after termination of employment. The awards were fully vested at the time of modification. As a result of this modification, the Company recorded expense totaling $270,060 during the year ended December 31, 2004, representing the fair value of the options on the date of modification.

Note 14 – Major Customers

During the year ending December 31, 2006, the Company had four major customers, sales to which represent approximately 55% of the Company’s total revenues. During 2005, the Company had two major customers which represent approximately 86% of the Company’s revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 15, 2007, the services of Malone & Bailey, PC. (“M&B”), the auditors for the Company, were terminated. Such termination was recommended and approved by the Board of Directors of the Company.

The report issued by M&B on the financial statements of the Company for the past two years contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

Prior to and up to the time of termination, the Company had no disagreements with M&B with regard to any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

On January 16, 2007, the Company engaged the services of Gruber & Company, LLC, 121 Civic Center Drive, Suite 225, Lake Saint Louis, Missouri 63367 (“Gruber”) as auditor.

ITEM 8(A). CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8(B). OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officer and Directors

The following table sets forth the names of all of our current directors and executive officers. These persons will hold their respective positions until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Age	Position
Jeffrey W. Flannery	50	Director, Chief Executive Officer, Chief Financial Officer
James E. Nelson	65	Director, President and Chief Operating Officer
Daniel Nagala	54	Director

Jeffrey W. Flannery has been serving as a director of Interact Group Holdings, Inc. and its Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since August 31, 2005. Mr. Flannery brings extensive experience in business development and fiscal management to these positions. Since 2005, he has been serving as (i) President, Chief Financial Officer, Secretary and Director of Axia Group, Inc., a company that provides fast-construction building technologies in Southeast Asia; (ii) Chief Executive Officer and Chief Financial Officer of MicroHoldings US, Inc., a company which provides carrier solutions and telecommunications services and (iii) Chief Executive Officer and President of Titan Energy Worldwide, Inc., a company which manufactures, markets and sells mobile utility systems for emergency power generation. Since 1999, as a member of FLC Partners, Inc., an investment banking services company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. From 1994 to 1999, Mr. Flannery, served as the Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Director of Corporate Communications for Center For Special Immunology, a public company dedicated to medical treatments for immune disorders. Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles.

James E. Nelson has been serving as a director of Interact Group holdings, Inc. and its President and Chief Operating Officer since December 1, 2005. From 1998 to present, Mr. Nelson has served as the Chief Executive Officer, President, and a founder of DNI in Houston Texas. Mr. Nelson brings over 40 years of experience in engineering design, business operations, technology consulting and senior level management to the company. Mr. Nelson has 30 years of experience both in the industrial automation industry and in the design, deployment, and commercialization of wireless data communication networks. Early in his career, Mr. Nelson was involved in design and deployment of some of the world’s largest pipeline SCADA projects such as ExxonMobil system, Shell system, Trans-Alaska Pipeline, and Louisiana Offshore Oil Port (LOOP). Mr. Nelson has an extensive knowledge base of all types of wireless data communication technologies as applicable for both fixed and mobile applications. Before founding DNI in 1998 he was the Vice President of Network Engineering and Operations at Metricom, Inc. and as such had senior management responsibility for the deployment and ongoing operations of Metricom’s wireless Internet product called Ricochet. Mr. Nelson serves on the Advisory Board of the Houston InfoComm Technology (HIT) Center and has previously served as an Advisor to the University Of Houston College Of Engineering and on the Industry Advisory Council of the Department of Engineering Technology & Industrial Distribution at Texas A&M University. He is the founder and Director of To His Honor Ministries, a non-profit, Houston-based sponsor of youth basketball teams and the Vice Chairman of the Gulf District AAU Boys Basketball program. Mr. Nelson has a Bachelor of Science degree in Electrical Engineering from Texas A&M University, a Masters of Communication Technology certification from the American Institute, and for almost 40 years was a Registered Professional Engineer in the State of Texas.

Daniel Nagala has been a director of Interact Holdings Group, Inc. since May 5, 2006. Mr. Nagala was also appointed, on May 5, 2006, as the president of UTSI International, the new Data Solutions Division, which provides IHGR’s engineering consulting services. His responsibilities include general corporate management functions, as well as active participation in SCADA and leak detection consulting projects. Prior to founding UTSI in 1985, Mr. Nagala was the Director of Software Research and Development at Control Applications, Inc. (now owned by Telvent GIT, S.A.). Over the past twenty-four years, Mr. Nagala has acted as consultant, project manager, and technical leader on numerous large and small pipeline control system projects worldwide. His expertise includes liquid and gas pipeline SCADA systems, real-time data communication systems, control system architecture, and advanced application technology including real-time modeling and leak detection. Mr. Nagala holds a Bachelor of Science degree in Computer Science (1976) from Northern Arizona University.

Significant Employees

Other than our executive officers, we do not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2006, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to our Annual Report for the year ended December 31, 2003, filed with the SEC on April 14, 2004. We have posted a copy of the code of ethics on our website at www.interactgroupholdings.com.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 550 Greens Parkway, Suite 230, Houston, Texas 77067, telephone number (619) 615-4242.

Nominating committee

The Company does not have a nominating committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 2006, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer and Chief Financial Officer and the Company’s highest paid executive officer other than the CEO. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Annual Report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jeffrey Flannery CEO and CFO	2006	180,000		0	0	0	0	0	0	180,000
James E. Nelson	2006	285,000	(1)	0	0	0	0	0	0	285,000
Director, President and Chief Operating Officer

(1)	This includes Mr. Nelson’s yearly salary as an officer of the Company in the amount of $120,000 and his yearly salary as an officer of DNI in the amount of $165,000.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

As of the year ended December 31, 2006, Mr. Nelson has an employment agreement, effective December 1, 2005 (the “Employment Agreement”) which provides for a three-year term expiring on December 31, 2008 and an annual salary of $120,000 through year end 2006, increasing to $126,000 for fiscal year 2007 and $132,300 for fiscal year 2008. The agreement also provides for medical benefits and grants of 2,000,000 options at an exercise price of $.015 per share. Such options will vest over a 3 year period with 50% vesting on December 1, 2006, an additional 25% vesting on December 1, 2007 and the final 25% vesting on December 1, 2008. To the extent that Mr. Nelson is terminated for a reason other than “cause” or if there is a “change of control”, Mr. Nelson is entitled to a lump sum payment equal to 2 years’ worth of salary/bonus and the continuation of health benefits for a period of 3 years.

We do not have employment agreements with any of our other executive officers.

Compensation of Executives

Mr. Jeffrey W. Flannery receives an annual salary of $180,000. All amounts due to Mr. Flannery to date have been deferred.

Mr. James E. Nelson receives an annual salary of $285,000 which consists of his salary as an officer of the Company in the amount of $120,000 and an annual salary of $165,000 as an officer of DNI.

Outstanding Equity Awards at Fiscal Year End

The table below sets forth the options and stock awards received by the executive officers of the Company as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Jeffrey W. Flannery	-	-		-	-	-	-	-	-	-
James E. Nelson	1,000,000				.015	12/1/2015	-	-	-	-
	-	1,000,000	(1)	-	.015	12/1/2015	-	-	-	-
	100,000(2)	-		-	.01	-	-	-	-
	100,000(2)	-		-	.050	-	-	-	-	-

(1)	These shares vest as follows: 500,000 on December 1, 2007 and 500,000 on December 1, 2008.

(2)	These options to purchase shares were issued to Mr. Nelson as part of the merger between DNI and the Company which occurred in December of 2005.

As of the year ended December 31, 2006, Mr. Nelson was granted 2,000,000 options to purchase shares in the Company at an exercise price of $.015 per share. Such options will vest over a 3 year period with 50% vesting on December 1, 2006, an additional 25% vesting on December 1, 2007 and the final 25% vesting on December 1, 2008. To the extent that Mr. Nelson is terminated for a reason other than “cause” or if there is a “change of control”, Mr. Nelson is entitled to a lump sum payment equal to 2 years’ worth of salary/bonus and the continuation of health benefits for a period of 3 years.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. During the year ended December 31, 2006, our directors have not received any compensation for services rendered in such capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 30, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

The following table is computed based on 14,409,928 post-split common shares issued. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address(1)	Beneficially Owned		Percentage Owned
Jeffrey W. Flannery	480,000	(2)	48.5%
James E. Nelson	480,000	(2)	48.5%
All directors and officers as a group (2 persons)	960,000	*	97.1%

* Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 550 Greens Parkway, Suite 230, Houston, Texas 77067.

(2) All are Series A Preferred Stock, each share of which is convertible into 1 shares of our common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1*	Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit A filed with Form SB-2 October 4, 2001).

3.2*	Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.

3.3*	Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.

3.4*	Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005

3.5*	Bylaws (incorporated by reference to Exhibit 3(ii) filed with Form SB-2 October 4, 2001).

3.6*	Amended and Restated Bylaws.

4.1*	Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.

4.2*	Certificate of Designation for the Series B Preferred Stock, filed effective December 1, 2005.

10.1*	Consulting Services Agreement dated August 1, 2003.

10.2*	Technology License Agreement

10.3*	Stock Purchase Agreement dated as of August 31, 2005 by and among The Jackson Rivers Company, Dennis Lauzon and Jeffrey Flannery.

10.4*	Agreement and Plan of Merger dated December 1, 2005 by and among the Jackson Rivers Company, JKRC Sub, Inc., Diverse Networks, Inc. and the shareholders of Diverse Networks, Inc.

10.5*	Stock Purchase Agreement dated as of December 1, 2005 by and between Jeffrey W. Flannery, James E. Nelson and The Jackson Rivers Company.

10.6*	Employment Agreement dated as of December 1, 2005 between James E. Nelson and The Jackson Rivers Company

10.7*	Securities Purchase Agreement dated as of March 31, 2006 by and among The Jackson Rivers Company and the Purchaser set forth therein.

10.8*	Form of Callable Secured Promissory Note dated March 31, 2006.

10.9*	Security Agreement dated as of March 31, 2006.

10.10*	Registration Rights Agreement dated as of March 31, 2006.

10.11*	Intellectual Property Security Agreement dated as of March 31, 2006.

10.12*	Form of Stock Purchase Warrant dated March 31, 2006.

10.13**	Convertible Promissory Note dated as of January 2, 2006.

10.14**	Convertible Promissory Note dated as of March 12, 2006.

14*	Code of Ethics.

21**	Subsidiaries.

23.1**	Consent of Gruber & Co. LLC

31.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of The Jackson Rivers Company, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed

** Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Appointment of Auditors

Our Board of Directors selected Malone & Bailey, PC, independent accountants (“M & B”), as our auditors for the year ended December 31, 2005.

In January 2007 our board of directors dismissed M & B and appointed Gruber & Company LLC (“Gruber”) as our independent auditors. There were no disagreements with M & B.

Audit Fees

M & B billed us $36,139 in fees for our annual audit for the year ended December 31, 2005, and $12,161 in fees for the review of our quarterly financial statements for that year.

Gruber has billed us $15,000 for our annual audit for the year ended 2006.

Audit-Related Fees

M & B billed us $0 for assurance and related services in 2005 and are not reported under Audit Fees above.

Gruber billed us $0 for assurance and related services for the year ended 2006.

Tax and All Other Fees

We did not pay any fees to M & B for tax compliance, tax advice, tax planning or other work during our fiscal year ending December 31, 2005, nor to Gruber for work for the year ended 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Gruber and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2006 and for the year then ended, none of the hours expended on Gruber’s engagement to audit those financial statements were attributed to work by persons other than their full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf this 10th day of May, 2007 by the undersigned, thereunto duly authorized.

INTERACT HOLDINGS GROUP, INC.

By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/ Jeffrey W. Flannery	Chief Executive Officer, Chief Financial Officer,	May 10, 2007
Jeffrey W. Flannery	Secretary, Treasurer, Director