Form 10QSB
period 2007-03-31
JACKSON RIVERS CO
filed 2007-05-17
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Yes ☒ No ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 13, 2007, the issuer had 18,956,290 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$311,364	$222,666
Accounts receivable, net	619,372	525,697
Prepaid expenses and other	133,843	146,143
Total current assets	1,064,579	894,506

Property and equipment-net	192,460	167,401

Other assets	2,572,745	2,571,339
Total assets	$3,829,784	$3,633,246

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$768,957	$669,361
Notes payable	1,185,633	1,245,585
Derivative liability	403,328	250,000
Capital lease - current portion	2,781	3,481
Customer deposits and advance billings	120,657	120,657
Total current liabilities	2,481,356	2,289,084

Convertible notes payable	2,122,008	1,966,670
Accrued Derivative Liability	609,507	577,507
Notes Payable-Related Party	607,906	263,452
Total Liabilities	5,820,777	5,096,713

Stockholders' deficit:

Series A preferred stock, par value $.001 per share,
10,000,000 shares authorized; 960,000 shares issued and
outstanding at March 31, 2007 and December 31, 2006, respectively	10	10

Series B preferred stock, par value $.001 per share,
10,000,000 shares authorized; 10,000,000 issued and
outstanding at March 31, 2007 and December 31, 2006, respectively	1,000	1,000

Series C preferred stock, par value $1.00;
2,200,000 shares authorized issued and outstanding
at March 31, 2007 and December 31, 2006, respectively	2,200,000	2,200,000

Common stock, par value $.00001 per share,
5,000,000,000 shares authorized, 2,268,566 and
486,419 shares issued and outstanding at March
31, 2007 and December 31, 2006, respectively	23	5

Additional paid-in capital	997,763	890,915

Comprehensive Income	741	6,979

Accumulated deficit	(5,190,530)	(4,562,376)

Total stockholders' deficit	(1,990,993)	(1,463,467)

Total liabilities and stockholders' deficit	$3,829,784	$3,633,246

Note that no shares of common stock were issued to effectuate the reverse acquisition of Diverse Networks, Inc. Only shares of preferred stock were issued.

INTERACT HOLDINGS GROUP, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2007	2006

Sales, net	$1,053,135	$468,714

Cost of sales	605,412	213,088

Gross profit	447,723	255,626

Operating expenses:

Selling, general, and administrative	705,343	821,349
Research and Development	111,088
Depreciation and amortization	38,622	36,132

Total operating expenses	855,053	857,481

Loss from operations	(407,330)	(601,855)

Other income (expense):

Other	(741)	37,566
Loss on derivative liability	(122,000)	(130,794)

Interest expense	(98,083)	(52,016)

Total other expense	(220,824)	(145,254)

Net loss	$(628,154)	$(747,109)

Loss per share, basic and diluted	$(0.45)	$(3.16)

Weighted average number of shares outstanding (basic and diluted)	1,392,043	236,700

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2007	2006

Cash flow from operating activities:

Net loss from operations	$(627,413)	$	(747,109)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	12,357		29,922

Amortization	26,254		6,210

Common stock issued for consulting services rendered	68,550		244,800

Common stock issued in exchange for employee services rendered and related transaction costs	-		157,200

Accretion of discount on note payable	32,250		51,142

Loss on derivative liability	122,000		130,794

(Increase) decrease in accounts receivable	(93,675)		(87,982)

Decrease (increase) in inventory	-		1,299

(Increase)decrease in prepaid expenses and other	12,300		(26,878)

(Increase) decrease in federal income tax receivable	-		333

Increase in accounts payable and accrued liabilities	99,596		60,611

Net cash (used in) operating activities	(347,781)		(179,658)

Cash flows from investing activities:

Sale of fixed asset	-		4,420

Capital expenditures	(37,416)		(1,388)

Net cash provided by (used in) investing activities	(37,416)		3,302

Cash flows from financing activities:

Payments on capital lease obligations	(700)		(2,904)
Proceeds from sale of common stock and common stock subscribed, net of costs and fees	-		64,427

Payment on notes payable	-		(22,383)

Proceeds from notespayable	473,854		785,000

Net cash provided by financing activities	473,154		823,960

Net increase (decrease) in cash and cash equivalents	87,957		647,334
Exchange rate	741

Cash and cash equivalents at beginning of period	222,666		36,361
Cash and cash equivalents at end of period	$311,364		$683,695

Note 1 - Organization and Principal Activities

Organization and Description of Business

Interact Holdings Group, Inc., through its operating subsidiaries, provides technology and services to the petroleum, utility and communications industries.

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

Property and Equipment

Property and equipment are recorded at acquisition cost and are increased by the cost of any significant improvements made after purchase. The Company depreciates the cost over the estimated useful lives of the respective assets using straight-line method over the estimated useful life.

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

All common stock shares are presented to reflect a 500 to 1 reverse stock split approved by the Company’s Board of Directors on February 15, 2007.

Segmented Information

Management has determined that the Company operates in one dominant industry segment. Additional segment disclosure requirements will be evaluated as the Company expands its operations.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of March 31, 2007, the Company had a retained deficit of $5,190,530. This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 - Recently Issued Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the change to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Statements.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial statements that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006, FASB issued SFAS 156 “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes “ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

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

Note 4 - Acquisitions

On December 2, 2005, the Company acquired Diverse Networks, Inc. (“DNI”) pursuant to the “Merger Agreement”, which provided that each share of DNI common stock would be converted into the right to receive either (i) $0.21 in the form of a one-year 8% promissory note, or (ii) one share of the Company’s Series B Preferred Stock, at the election of each DNI stockholder. The transaction was accounted for as a recapitalization effected through a reverse merger, in which DNI was treated as the “acquiring” company for financial reporting purposes.

Each share of Series B Preferred Stock will be convertible commencing December 1, 2007, into that number of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is .5942795, and the denominator is equal to the “market price” of the Company’s common stock at the time of conversion. The conversion rate is subject to adjustment.

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

On May 5, 2006, the Company acquired UTSI International Corporation (“UTSI”) pursuant to the “Agreement and Plan of Merger,” dated May 5, 2006. Pursuant to the Merger Agreement, UTSI merged with and into the Company, with the Company as the surviving corporation. Each share of UTSI common stock outstanding at the effective time of the merger was converted into the right to receive 1.4380297 shares of Series C Preferred Stock. The 1,529,871 shares of UTSI common stock outstanding were converted into an aggregate of 2,200,000 shares of Series C Preferred Stock.

Each share of Series C Preferred Stock will be convertible commencing after May 5, 2008, into that number of shares of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the number of which is $1.00, and the denominator is equal to the “market price” of the Company’s common stock at the time of conversion, subject to adjustment.

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

	Years Ended December 31,
	2006	2005
Revenues	$3,587,107	$4,288,505
Cost of goods sold	1,897,884	2,401,321
Gross profit	$1,689,223	$1,887,184
Research and development	$185,665	-
Selling, general and administrative	3,810,324	$2,169,869
Recapitalization expense	-	1,513,727
Depreciation and amortization	170,215	185,986
Total operating expenses	$4,166,204	$3,869,582
Loss from operations	$(2,476,981)	$(1,982,398)
Other expense, net	682,236	48,815
Loss before income taxes	$(3,159,217)	$(2,031,213)
Income taxes (benefit)	81,139	(200,229)
Net loss from continuing operations	$(3,240,356)	$(1,830,984)

Note 5 - Property and equipment

Property and equipment consists of the following:

		As of March 31,
	Life	2007	2006
Office furniture and equipment	3-7	$1,123,896	—
Leasehold improvements	10	279,410	—
		$1,403,306	—
Less - Accumulated depreciation		1,210,846	—
		$192,460	—

Note 6 - Derivative liability

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

Subject to certain terms and conditions, the notes are redeemable by the Company at a rate of ranging from 120% to 140% of the outstanding principal amount of the notes, plus interest. In addition, so long as the average daily price of the Company’s common stock is below the “initial market price,” the Company may prepay such monthly portion due on the outstanding notes and the investors agree that no conversions will take place during such month where this option is exercised by the Company.

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of March 31, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of March 31, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of three years.

The notes are due as follows:

March 31, 2009	$690,630
May 4, 2009	600,000
October 11, 2009	700,000
$1,990,630

Note 7 - Notes Payable

The Company is obligated to individuals and corporations for notes with interest rates ranging from 8% and 10%, the majority of which are payable in monthly and quarterly installments.

Note 8- Leases

The Company leases office space for its various subsidiaries.

The Company leases certain equipment under capital leases. The capital leases will expire during the year ending December 31, 2007. The future minimum lease payments due in 2007 total $2,781. These leases are secured by the leased equipment.

Future minimum payments under capital and operating leases as of March 31, 2007 are as follows:

2007	$384,908
2008	381,461
2009	381,461
2010	215,433
2011	106,095
$1,469,358

Note 9 - Major Customers

During the three months ending March 31, 2007, the Company had four major customers, sales to which represent approximately 55% of the Company’s total revenues. During the same period in 2006, the Company had nine major customers, which represented approximately 75% of the Company’s total revenues.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may” or “will,” or comparable terminology, are forward looking statements based upon current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in these forward looking statements. This report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year end December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2007.

Interact Holdings Group, Inc. (the “Company”, “we” or “us”) was incorporated on May 8, 2001 under the laws of the State of Florida as a development-stage company under the name “The Jackson Rivers Company.”

Recent Developments

On March 31, 2007, we entered into another Securities Purchase Agreement with the same accredited investors which previously invested in the Company, pursuant to which we agreed to issue an additional tranche of $220,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum, and are convertible into our common stock under the same terms set forth in Note 6 to the consolidated financial statements included with this Quarterly Report. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

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

Our Business

The Company provides high technology tools and services that help other companies, government/institutions, and functional organizational units manage their industrial infrastructure and economic assets more effectively. We presently own two operational companies, Diverse Networks, Inc. (“DNI”) and UTSI International Corporation (“UTSI”) both located in Houston, Texas. Through these two companies, we currently provide products and services to several selected major industry segments. The industries served include oil and gas, electric utility, and telecommunications, and although no assurances can be given, we are planning to expand into the water/waste water industry through an active acquisition program.

Results of Continuing Operations

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

Net sales. Net sales for operations increased to $1,053,135 in the three months ended March 31, 2007, from $468,714 during the same period in 2006. This increase was attributable to the addition of UTSI.

Cost of Sales. Cost of sales for continued operations during the first quarter in 2007 increased to $605,412, or approximately 43%, from $213,088 during the first quarter 2006. As a percentage of net sales, cost of sales during the first quarter 2007 increased to 57% of net sales, as compared to approximately 45% of sales for the comparable period in 2006. The increase in cost of sales as a percentage of net sales resulted primarily from the preliminary undertaking of new business products through the mergers. As a result, we generated a gross profit of $705,343 with a gross profit margin of approximately 43% for the period ended March 31, 2007.

Selling, general and administrative expenses, and research and development expenses. During the first quarter in 2007, these expenses totaled $816,431, which is similar to the amount of expenses the Company incurred during the same period in 2006, of $821,349.

Operating loss. We incurred an operating loss of $407,330 for the period ended March 31, 2007, as compared to an operating loss of $601,885 for the period ended March 31, 2006. The decrease in operating losses was due primarily to consolidation of operations after the merger and acquisitions, and increased sales.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from, debt financing and issuance of securities. Our working capital deficit at March 31, 2007 was $1,416,777.

We used $347,781 of net cash in operating activities for the period ended March 31, 2007, as compared to $179,658 for the same period in 2006. This difference is primarily attributable to an increase in the size of operations and overhead due to the acquisition of UTSI.

Net cash flows used in investing activities during the period ended March 31, 2007 were $37,416, as compared to $3,302 during the period ended March 31, 2006. This decrease of $34,114 is primarily due to an increase in administrative and operational costs related to the audit and legal counsel.

Net cash flows provided by financing activities during the three months ended March 31, 2007 were $473,154, as compared to $823,960 during the same period in 2006, or a decrease of approximately 43%. This decrease is primarily due to an increase in legal, accounting and administrative costs related to financing activities.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed such procedures.

Item 6. Exhibits

No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERACT HOLDINGS GROUP, INC.

May 17, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer, Chief Financial Officer