Form 10QSB
period 2007-06-30
JACKSON RIVERS CO
filed 2007-08-16
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(281) 877-3567
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2007, the issuer had 99,912,474 shares of its common stock issued and outstanding.

 Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of June 30, 2007 (Unaudited) and December 31, 2006

Unaudited Consolidated Statements of Operations for the Three Months and Six Months ended June 30, 2007 and June 30, 2006

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006

Notes to Unaudited Consolidated Financial Statements

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$316,130	$222,666
Accounts receivable, net of allowance	583,565	525,697
Inventory	--	-
Prepaid and other assets	121,605	146,143
Total current assets	1,021,300	894,506
Property and equipment-net	157,538	167,401
Customer list, net of amortization	621,617	674,147
Goodwill	1,868,986	1,868,986
Other long term assets	55,972	28,206
Total assets	$3,725,413	$3,633,246

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$540,300	$669,361
Curent derivative liability	452,706	250,000
Note payable - short term	1,208,163	1,245,585
Advanced Billings	33,633	120,657
Capital lease - current portion	-	3,481
Other current liabilities	-	-
Total current liabilities	2,234,802	2,289,084
Derivative liability	2,812,137	2,544,177
Note payable - related parties	697,906	263,452
Total Liabilities	5,744,845	5,096,713
Stockholders' deficit
Series A preferred stock, par value $.001 per share, 10,000,000 shares authorized; 960,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	10	10
Series B preferred stock, par value $.001 per share, 10,000,000 shares authorized and issued and outstanding at June 30, 2007 and December 31, 2006	1,000	1,000
Series C preferred stock, par value $1.00 2,200,000 shares authorized, issued and outstanding as June 30, 2007 and December 31, 2006	2,200,000	2,200,000
Common stock, par value $.00001 per share,5,000,000,000 shares authorized, 52,081,723 and 486,380 issued and outstanding at June 30, 2007 and December 31, 2006	521	5
Additional paid-in capital	1,609,059	890,915
Stock subscription receivable	24,889	-
Accumulated deficit	(5,861,661)	(4,562,376)
Comprehensive Income - translation of non-dollar currency financials of Branch	6,750	6,979
Total stockholders' deficit	(2,019,432)	(1,463,467)
Total liabilities and stockholders' deficit	$3,725,413	$3,633,246

* No common shares were issued to effectuate the reverse acquisition of Diverse Networks, Inc., or the acquisition of UTSI. Only preferred shares were issued.

See accompanying notes to consolidated financial statements.

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Revenues	$1,208,642	$757,836	$2,261,777	$1,226,550
Cost of goods sold	603,975	533,420	1,209,387	746,508
Gross profit	604,667	224,416	1,052,390	480,042
Research and Development	107,072		218,160
Selling, general & administrative	1,363,856	872,392	2,069,199	1,693,741
Depreciation and amortization	33,925	71,544	72,547	107,676
Total operating expenses	1,504,853	943,936	2,359,906	1,801,417
Loss from operations	(900,186)	(719,520)	(1,307,516)	(1,321,375)
Other income (expense)
Interest expense, net	(118,281)	(237,811)	(216,364)	(200,255)
Gain/(loss) on derivative liability	(32,000)	130,794	(154,000)	--
Other income (expense)	37,088	(43,537)	36,347	(95,553)
Total other income (expense)	(113,193)	(150,554)	(334,017)	(295,808)
Net loss	$(1,013,379)	$(870,074)	$(1,641,533)	$(1,617,183)
Loss per share, basic and diluted	$(0.05)	$(2.91)	$(0.05)	$(8.79)
Weighted average number of shares outstanding basic and diluted	22,270,150	298,829	33,952,227	184,082

See accompanying notes to consolidated financial statements.

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months
	ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,643,533)	(1,617,183)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	72,547	107,676
Amortization	52,508
Common stock issued for consulting services and debt	813,464	307,351
Common stock issued in exchange for employee services rendered	-	211,200
Common stock issued from stock subscription receivable	24,889	92,400
Accretion of discount on note payable	65,000	100,488
Loss on Derivative Liability	154,000
Changes in assets and liabilities (Increase) decrease:
Accounts receivable	(57,868)	(67,154)
Inventories	-	19,633
Other assets	24,538	(142,322)

Increase (decrease):
Accounts payable and accrued liabilities	341,605	(172,356)
Other liabilities	-	(6,637)
Net cash used in operating activities	(152,850)	(1,166,904)
Cash flows from investing activities
Purchase of property and equipment	(62,684)	(6,730)
Net cash used in investing activities	(62,684)	(6,730)
Cash flows from financing activities
Proceeds from sale of stock	-	7,055
Proceeds from notes payable	(34,722)	1,088,270
Proceeds from notes payable - related parties	434,454	75,050
Payment for capital lease obligations	(3,481)	(6,116)
Cash acquired in acquisition of UTSI	-	195,229
Reduction of billings	(87,024)
Net cash provided by financing activities	309,227	1,359,488
Net increase (decrease) in cash and cash equivalents	93,693	185,855
Effect of exchange rate on cash and cash equivalents	(229)	(76,464)
Cash and cash equivalents - beginning of period	222,666	36,361
Cash and cash equivalents - end of period	$316,130	$145,752
Supplemental disclosures of cash flow information
Cash paid for income taxes	$-	$1,544
Cash paid for interest	$21,266	$57,605

See accompanying notes to consolidated financial statements.

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Principal Activities

Organization and Description of Business

Interact Holdings Group, Inc. (formerly “The Jackson Rivers Company”) through its operating subsidiaries provides technology and services to the petroleum, utility and communications industries.

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

Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including: past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has been evidence of a sales arrangement, delivery has occurred, or service has been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Stock – Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation is determined using the fair value of stock-based compensation determined as of the date of the grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of June 30, 2007, all options were fully vested; therefore, there are no expenses to the Company related to the implementation of SFAS No. 123R.

Property and Equipment

Property and equipment are recorded at acquisition cost and increased by the cost of any significant improvements made after purchase. The Company depreciates the cost over the estimated useful lives of the respective assets using the straight-line method over the estimated useful life.

Software

Software is stated at acquisition cost and amortized on a straight-line basis over their estimated useful life.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income/(Loss) Per Share

SFAS No. 128, “Earnings per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings/(loss) per share is computed by dividing earnings/(loss) available to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted earnings per share give effect to all dilutive potential common shares outstanding during the period.

All common stock shares are presented to reflect a 500-to-1 reverse stock split approved by the Board of Directors on November 21, 2006.

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

Special-Purpose Entities

The Company does not have any off-balance sheet financing activities.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of June 30, 2007, the Company had a retained deficit of $5,861,661. This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss. When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets. The Company has recorded no impairment charges.

Operating leases

The Company enters into lease agreements for a variety of business purposes, including facilities and equipment. These arrangements are noncancellable operating leases which do not meet the requirements of capital leases under SFAS No. 13, “Accounting for Leases” and are therefore expensed straight-line over the life of the operating lease.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions to estimate the fair value of derivative and other financial instruments at the relative balance sheet date:

•	Short-term financial statements (cash equivalents, accounts receivable and payable, short-term borrowings, and accrued liabilities) – cost approximates fair value because of the short maturity period.

•	Long-term debt – fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current borrowing rate for similar debt instruments of comparable terms.

Note 3 – Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of the change to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the financial statements.

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

In June 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes “ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. Management believes that this Statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measures.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic IN), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that included prior period effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 4 – Acquisitions

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

Each share of Series B Preferred Stock will initially be convertible starting December 1, 2007, into that number of shares of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is .5942795 and the denominator equal to the “market price” of the Company’s common stock at the time of conversion. The conversion rate is subject to adjustment.

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

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Current assets	$389,884
Property and equipment	23,630
Customer list	735,433
Goodwill	1,868,986
Total assets	$3,017,933
Less – Total liabilities	817,933
$2,200,000

The following unaudited pro forma financial information presents the combined results of operations of the Company and UTSI as if the acquisition had occurred as of the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Years Ended December 31,
	2006	2005
Revenues	$3,587,107	$4,288,505
Cost of goods sold	1,897,884	2,401,321
Gross profit	$1,689,223	$1,887,184

Research and development	$185,665	-
Selling, general and administrative	3,810,324	$2,169,869
Recapitalization expense	-	1,513,727
Depreciation and amortization	170,215	185,986
Total operating expenses	$4,166,204	$3,869,582
Loss from operations	$(2,476,981)	$(1,982,398)
Other expense, net	682,236	48,815
Loss before income taxes	$(3,159,217)	$(2,031,213)
Income taxes (benefit)	81,139	(200,229)
Net loss from continuing operations	$(3,240,356)	$(1,830,984)

Note 5 – Property and equipment

Property and equipment consists of the following:

		As of June 30,
	Life	2007
Office furniture and equipment	3–7	$1,122,899
Leasehold improvements	10	279,410
		$1,402,309
Less – Accumulated depreciation		1,244,771
		$157,538

Note 6 – Derivative liability

On March 31, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the Company’s common stock (the “Securities Purchase Agreement”). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within five days of filing of a registration statement with the Securities and Exchange Commission (the “SEC”) registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the “Registration Statement”) and (iii) $700,000 within five days of the Registration Statement being declared effective by the SEC. The convertible notes have a three year term and bear interest at 6%. The notes are convertible into the Company’s common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is initially 50%, provided that such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. “Market Price” means the average of the lowest three trading prices (as defined) for the Company’s common stock during the twenty trading day period prior to conversion. Upon an event of default, the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the Company’s common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the Company’s assets, including all intellectual property.

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of June 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of June 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of three years.

The notes are due as follows:

March 31, 2009	$690,630
May 4, 2009	600,000
October 11, 2009	700,000
$1,990,630

Note 7 – Notes Payable

The Company is obligated to individuals and corporations for notes with interest rates of between 8 and 10%, mostly payable in monthly and quarterly installments

Note 8- Leases

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
$1,469,358

Note 9 – Major Customers

During the six months ending June 30, 2007, the Company had four major customers, sales to which represent approximately 55% of the Company’s total revenues.

Item 2.   Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may” or “will,” or comparable terminology, are forward looking statements based upon current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in these forward looking statements. This report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on May 10, 2007 and its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 filed on May 17, 2007 with the Securities and Exchange Commission (the “SEC”).

Interact Holdings Group, Inc. (the “Company”, “we” or “us”) was incorporated on May 8, 2001 under the laws of the State of Florida as a development-stage company under the name “The Jackson Rivers Company.”

Recent Developments

On March 31, 2007, we entered into another Securities Purchase Agreement with the same accredited investors who previously invested in the Company on March 31, 2006, pursuant to which we agreed to issue an additional tranche of $220,000 of convertible promissory notes. The convertible notes have a three-year term and bear interest at a rate of eight percent (8%) per annum, and are convertible into shares of our common stock under the same terms set forth in Note 6 to the consolidated financial statements included with this Quarterly Report. The notes also include warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

In connection with the offer and sale of these notes and the warrants, we engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision will receive a ten percent (10%) cash commission on the sale of the notes, and warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under such Securities Purchase Agreement.

Our Business

The Company is in the business of providing operational and technical support to companies in the oil & gas pipeline industries, electrical utility and other industries.   We offer a wide range of expertise specific to these industries including engineering design, inspection and audit services.  We provide customers with hardware and automation systems.  We offer and help integrate business efficiency and real time operations software applications. Through our state of the art networks operations facility, we can also provide our customers with a variety of managed services.

Several factors can be identified as to why our services are sought after:  (i) escalating energy costs are necessitating higher production standards and great resource management; (ii) aging infrastructures have increased maintenance budgets and initiated new efforts to update equipment and operations; and (iii) increases in security and control systems post-9/11 has put greater emphasis and more dollars into operations management.

To meet these industry needs, we provide high technology tools and services that help other companies, government/institutions, and functional organizational units manage their industrial infrastructure and economic assets more effectively.  Our customers today include major petroleum companies such as Shell, BP, Chevron and others.  We consider ourselves to be among the leaders in pipeline operation tools, leak protection, and regulatory compliance.

We presently own two operational companies, Diverse Networks, Inc. ("DNI") and UTSI International Corporation ("UTSI") both located in Houston , Texas. Taken together, DNI and UTSI have more than 30 years of experience and have worked with over forty of the world’s top petroleum companies.

We are actively seeking to expand the commercialization of our services to other key industries such as telecommunications, water and waste water, and distributed energy, but cannot guarantee we will be successful in doing so. We also maintain operations in Madrid, Spain, which we hope to use to reach out to a growing international market for our products and services.

Results of Operations for the Three Months Ended June 30, 2007

Revenues. Net sales from operations increased to $1,208,642 in the three months ended June 30, 2007, from $757,836 during the same period in 2006. This increase was attributable to the acquisition of UTSI.

Cost of Sales. Cost of sales for continued operations during the second quarter of 2007 increased to $603,975, or approximately 11%, from $533,420 during the second quarter 2006. As a percentage of net sales, cost of sales during the second quarter 2007 decreased to 50% of net sales, as compared to approximately 70% of sales for the comparable period in 2006. The decrease in cost of sales as a percentage of net sales resulted primarily from the preliminary undertaking of new business products through the mergers. As a result, we generated a gross profit of $604,667 with a gross profit margin of approximately 50% for the three months ended June 30, 2007.

Expenses. Selling, general and administrative expenses, and research and development expenses, expenses increased to $1,504,853 in the second quarter of 2007, from $943,936 during the same period in 2006. This increase was attributable to the addition of UTSI, and to research and development expenditures of $107,072 in the three months ended June 30, 2007 compared to $-0- during the corresponding period in 2006.

Operating loss. We incurred an operating loss of $1,013,379 for the three months ended June 30, 2007, as compared to an operating loss of $870,074 for the three months ended June 30, 2006. This increase in operating losses was due primarily to increased research and development expenses.

Results of Operations for the Six Months Ended June 30, 2007

Revenues. Net sales from operations increased to $2,261,777 in the six months ended June 30, 2007, from $1,226,550 during the same period in 2006. This increase was attributable to the acquisition of UTSI.

Cost of Sales. Cost of sales for continued operations during the six months ended June 30, 2007 increased to $1,209,387 from $746,508 for the six months ended June 30, 2007. The increase in cost of sales as a percentage of net sales resulted primarily from the acquisition of UTSI.

Expenses. Selling, general and administrative expenses, and research and development expenses, in the six months ended June 30, 2007 increased to $2,359,906, from $1,801,417 for the corresponding period in 2006. This increase was primarily attributable to sales and administrative personnel associated with the acquisition of UTSI.

Operating loss. We incurred an operating loss of $1,307,516 for the six months ended June 30, 2007, as compared to an operating loss of $1,321,375 for the six months ended June 30, 2006. The decrease in operating losses was due to improved operating efficiencies that were achieved when we acquired UTSI.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service and capital requirements through cash flows generated from debt financing and issuance of securities. Our working capital deficit at June 30, 2007 was $1,213,502.

We used $152,850 of net cash in operating activities for the six months ended June 30, 2007, as compared to $1,166,904 for the same period in 2006. This decrease is primarily attributable to the issuance of common stock for consulting services and repayment of debt in the amount of $813,464 for the six months ended June 30, 2007 compared to $307,351 for the same period in 2006. Net cash flows used in investing activities during the six months ended June 30, 2007 were $62,684, as compared to $6,730 during the corresponding period in 2006. This increase of $55,954 is primarily due to an increase in the purchase of property and equipment.

Net cash flows provided by financing activities during the six months ended June 30, 2007 were $309,227, as compared to $1,359,488 during the same period in 2006. This decrease is primarily due to a net reduction in long-term debt of $34,722 during the 2007 period compared with an increase in long-term debt of $1,088,270 in 2006.

Off-Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

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

INTERACT HOLDINGS GROUP, INC.

August 16, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer, Chief Financial Officer