Form 10QSB
period 2007-09-30
JACKSON RIVERS CO
filed 2007-11-15
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(619) 342-7449
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 6, 2007, the issuer had 307,477,464 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets	F–1

Consolidated Statements of Operations (Unaudited)	F–2

Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to Unaudited Consolidated Financial Statements	F–4

INTERACT HOLDING GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$173,300	$222,666
Accounts receivable, net	690,463	525,697
Inventory	–	–
Prepaid and other assets	137,704	146,143
Total current assets	1,001,467	894,506
Property and equipment	145,095	167,401
Customer list-net	595,352	674,147
Goodwill	1,868,986	1,868,986
Other Long Term Assets	28,206	28,206
Total assets	$3,639,906	$3,633,246
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$599,202	$669,361
Current derivative liability	502,706	250,000
Note payable - short term	967,288	1,245,585
Advance Billings	33,632	120,657
Capital lease - current portion	–	3,481
Other current liabilities	–	–
Total current liabilities	2,102,828	2,289,084
Derivative liability	3,336,569	2,544,177
Note payable - related parties	726,205	263,452
Total Liabilities	$6,165,602	$5,096,713
Stockholders’ deficit
Series A preferred stock, par value $.001 per share, 10,000,000 shares authorized; 960,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	10	10
Series B preferred stock, par value $.001 per share, 10,000,000 shares authorized; 8,413,607 issued and outstanding at September 30, 2007	1,000	1,000
Series C preferred stock, par value $1.00 per share, 2,200,000 shares authorized, issued and outstanding as of September 30, 2007	2,200,000	2,200,000
Common stock, par value $.00001 per share, 5,000,000,000 shares authorized, 177,880,864 and 486,380 issued and outstanding	1,778	5
Additional paid-in capital	1,360,374	860,915
Stock subscription receivable	–	–
Accumulated deficit	(6,095,358)	(4,562,376)
Comprehensive Income - translation of non-dollar currency financials of Branch	6,500	6,979
Total stockholders’ deficit	(2,525,696)	(1,463,467)
Total liabilities and stockholders’ deficit	$3,639,906	$3,633,246

See Accompanying Notes to Consolidated Financial Statements

F–1

INTERACT HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$1,112,078	$938,706	$3,373,855	$2,165,256
Cost of goods sold	576,497	648,103	1,785,884	1,394,611
Gross profit	535,581	290,603	1,587,971	770,645
Research & development	115,498	84,709	333,658	84,709
Selling, general & administrative	51,573	598,573	2,120,772	2,292,314
Depreciation and amortization	38,393	57,363	110,940	165,039
Total operating expenses	205,464	655,936	2,565,370	2,457,353
Gain/(loss) from operations	330,117	(450,042)	(977,399)	(1,771,417)
Other income (expense)
Interest expense, net	(79,990)	(101,273)	(296,354)	(301,528)
Gain/(loss) on derivative liability	(71,000)	(283,645)	(225,000)	(283,645)
Debt forgiveness	–	–	–	–
Other income (expense)	(70,576)	75,549	(34,229)	(20,004)
Total other income (expense)	(221,566)	(309,369)	(555,583)	(605,177)
Net income (loss) from continued operations	108,551	(759,411)	(1,532,982)	(2,376,594)
Loss from discontinued operations	–	–	—	(81,454)
Net income (loss) attributable to common shareholders	$108,551	$(759,411)	(1,532,982)	(2,458,048)
Basic and diluted net income/(loss) from continuing operations	0.00	(0.01)	(0.02)	(0.03)
Basic and diluted net income/(loss) from discontinued operations	0.00	0.00	(0.00)	(0.00)
Income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of shares outstanding basic and diluted	114,981,339	151,158,574	81,928,439	94,898,121

See Accompanying Notes to Consolidated Financial Statements

F–2

INTERACT HOLDING GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities
Loss from continued operations	$(1,532,982)	$(2,376,594)
Loss for discontinued operations	–	(81,456)
Net loss	(1,532,982)	(2,458,050)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	110,940	165,039
Debt forgiveness	–	–
Common stock issued for consulting services rendered	446,343	307,351
Common stock issued in exchange for employee services rendered	–	211,200
Common stock issued from stock subscription receivable	24,889	92,400
Accretion of discount on note payable	–	138,425
Derivative loss	225,000
Changes in assets and liabilities (Increase) decrease:
Accounts receivable	(164,766)	(42,824)
Inventories	–	19,633
Other assets	8,439	(156,235)
Increase (decrease):
Accounts payable and accrued liabilities	(70,159)	(150,145)
Other liabilities	(87,025)	(6,957)
Net cash used in operating activities	(1,039,321)	(1,880,161)
Cash flows from investing activities
Purchase of property and equipment	(9,839)	(21,409)
Cash flows from financing activities
Proceeds from sale of stock, net of costs and fees	–	13,407
Proceeds from notes payable, net of repayments	541,001	1,421,172
Proceeds from notes payable - related parties, net of repayments	462,753	420,751
Payment for Capital Leases	(3,481)	(8,844)
Acquisition of UTSI	–	195,229
Net cash provided by financing activities	1,000,273	2,041,715
Net increase (decrease) in cash and cash equivalents	(48,887)	140,145
Effect of exchange rate on cash and cash equivalents	(479)	11,383
Cash and cash equivalents - beginning of period	222,666	36,361
Cash and cash equivalents - end of period	$173,300	$187,889
Supplemental disclosures of cash flow information
Cash paid for income taxes	–	–
Cash paid for interest	$40,354	$60,532

See Accompanying Notes to Consolidated Financial Statements
F–3

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Principal Activities

Organization and Description of Business

Interact Holdings Group, Inc. (formerly “The Jackson Rivers Company”), through its operating subsidiaries, provides technology and services to the petroleum, utility and communications industries.

The accompanying consolidated financial statements include the accounts of Interact Holdings Group, Inc. and its wholly owned subsidiaries, Diverse Networks, Inc. and UTSI International Corporation (collectively, the “Company”). Significant inter-company transactions and accounts have been eliminated in consolidation.

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

F–4

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

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

F–5

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of September 30, 2007, the Company had a retained deficit of $6,095,358. This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–6

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically assesses the impairment of long-lived assets when conditions indicate a possible loss. When necessary, the Company records charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets. The Company has recorded no impairment charges.

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

F–7

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F–8

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F–9

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Acquisitions

On December 2, 2005, the Company acquired Diverse Networks, Inc. (“DNI”) pursuant to an Agreement and Plan of Merger, which provided that each share of DNI’s common stock would be converted into the right to receive either (i) $0.21 in the form of a one-year 8% promissory note, or (ii) one share of Series B Preferred Stock, at the election of each DNI stockholder. The transaction was accounted for as a recapitalization effected through a reverse merger, in which DNI was treated as the “acquiring” company for financial reporting purposes.

Each share of Series B Preferred Stock will initially be convertible starting December 1, 2007, into that number of shares of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the numerator of which is .5942795 and the denominator of which is equal to the prevailing market price of the Company’s common stock at the time of conversion. The conversion rate is subject to adjustment.

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

On May 5, 2006, the Company acquired UTSI International Corporation (“UTSI”) pursuant to an “Agreement and Plan of Merger,” dated May 5, 2006. Pursuant to the Merger Agreement, UTSI merged with and into the Company, with the Company as the surviving corporation. Each share of UTSI’s common stock outstanding at the effective time of the merger was converted into the right to receive 1.4380297 shares of Series C Preferred Stock. The 1,529,871 shares of UTSI’s common stock outstanding were converted into an aggregate of 2,200,000 shares of Series C Preferred Stock.

Each share of Series C Preferred Stock will initially be convertible, starting after May 5, 2008, into that number of shares of the Company’s common stock obtained by multiplying the number of shares to be converted by a fraction, the number of which is $1.00 and the denominator of which is equal to the “market price” of the Company’s common stock at the time of conversion subject to adjustment.

The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

F–10

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2006	2005
Revenues	$3,587,107	$4,288,505
Cost of goods sold	1,897,884	2,401,321
Gross profit	$1,689,223	$1,887,184

Research and development	$185,665	–
Selling, general and administrative	3,810,324	$2,169,869
Recapitalization expense	–	1,513,727
Depreciation and amortization	170,215	185,986
Total operating expenses	$4,166,204	$3,869,582
Loss from operations	$(2,476,981)	$(1,982,398)
Other expense, net	682,236	48,815
Loss before income taxes	$(3,159,217)	$(2,031,213)
Income taxes (benefit)	81,139	(200,229)
Net loss from continuing operations	$(3,240,356)	$(1,830,984)

Note 5 – Property and equipment

Property and equipment consists of the following:

F–11

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Life	As of June 30, 2007
Office furniture and equipment	3–7	$1,122,899
Leasehold improvements	10	299,112
		$1,422,011
Less – Accumulated depreciation		1,276,916
		$145,095

Note 6 – Derivative liability

On March 31, 2006, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the Company’s common stock (the “Securities Purchase Agreement”). The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the Securities Purchase Agreement; (ii) $600,000 within five days of filing of a registration statement with the SEC registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the Securities Purchase Agreement (the “Registration Statement”) and (iii) $700,000 within five days of the Registration Statement being declared effective by the SEC. The convertible notes have a three year term and bear interest at 6%. The notes are convertible into the Company’s common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is initially 50%, provided that such percentage will be increased to 55% if the Registration Statement is filed on or before April 30, 2006 and further increased to 60% if the Registration Statement is declared effective by the SEC on or before July 29, 2006. “Market Price” means the average of the lowest three trading prices (as defined) for the Company’s common stock during the twenty trading day period prior to conversion. Upon an event of default, the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the Company’s common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the Company’s assets, including all intellectual property.

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

In connection with the offer and sale of the notes and warrants, the Company engaged Envision Capital LLC, as a finder for the transaction. Envision received a ten percent cash commission on the sale of the notes and warrants to purchase up to 5,000,000 shares of the Company’s common stock on the same terms and conditions as the warrants issued to purchasers under the Securities Purchase Agreement.

F–12

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is accounting for the conversion option in the convertible note and the conversion price in the Securities Purchase Agreement and the associated warrants as derivative liabilities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” due to the fact that the conversion feature and the warrants both have a variable conversion price.

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of June 30, 2007; expected volatility of 66%; risk-free interest rate of approximately 4.50%; and a term of one year.

The fair value of the Securities Purchase Agreement was determined utilizing the Black-Scholes option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of September 30, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of three years.

The notes are due as follows:

March 31, 2009	$690,630
May 4, 2009	600,000
October 11, 2009	700,000
$1,990,630

On August 21, 2007, the Company entered into another Securities Purchase Agreement with the same accredited investors who previously invested in the Company on March 31, 2006, pursuant to which the Company agreed to issue an additional tranche of $330,000 of convertible promissory notes. The convertible notes have a three-year term and bear interest at a rate of eight percent (8%) per annum, and are convertible into shares of our common stock under the same terms set forth above in this Note 6. The notes also include warrants to purchase up to 20,000,000 shares of the Company’s common stock at an exercise price of $0.0014 per share, subject to adjustment. In connection with the offer and sale of these notes and the warrants, the Company has engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision received a ten percent (10%) cash commission on the sale of the notes, as well as warrants to purchase up to 5,000,000 shares of the Company’s common stock on the same terms and conditions as the warrants issued to purchasers under such Securities Purchase Agreement.

F–13

INTERACT HOLDING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Notes Payable

The Company is obligated to individuals and corporations for notes with interest rates between 8 and 10%, mostly payable in monthly and quarterly installments.

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
$1,469,358

Note 9 – Major Customers

During the nine months ending September 30, 2007, the Company had four major customers, sales to which represent approximately 55% of the Company’s total revenues.

F–14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report. This report contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may” or “will,” or comparable terminology, are forward looking statements based upon current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in these forward looking statements. This report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on May 10, 2007 and its Quarterly Reports on Form 10-QSB for the quarter ended March 31, 2007 and June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”).

The Jackson Rivers Company was incorporated on May 8, 2001 under the laws of the State of Florida as a development-stage company. On January 4, 2007, The Jackson Rivers Company changed its name to Interact Holdings Group, Inc. (the “Company”, “we” or “us”) pursuant to a written consent passed by stockholders owning a majority of the Company’s issued and outstanding common stock.

Recent Developments

On August 21, 2007, we entered into another Securities Purchase Agreement with the same accredited investors who previously invested in us on March 31, 2006, pursuant to which we agreed to issue an additional tranche of $330,000 of convertible promissory notes. The convertible notes have a three-year term and bear interest at a rate of eight percent (8%) per annum, and are convertible into shares of our common stock under the same terms set forth in Note 6 to the consolidated financial statements included with this Quarterly Report. The notes also include warrants to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.0014 per share, subject to adjustment. In connection with the offer and sale of these notes and the warrants, we engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision received a ten percent (10%) cash commission on the sale of the notes, as well as warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under such Securities Purchase Agreement.

On September 28, 2007, Management received a letter of default from its subsidiary UTSI International Corporation (“UTSI”), indicating that we were in default on several conditions set forth in the Agreement and Plan of Merger signed on May 5, 2006.  These conditions included our responsibility to provide UTSI with operating capital, and a requirement that our capitalization exceed an agreed-upon amount.  Management drafted a letter offering cures to these default conditions through seeking new financing and restructuring our common stock, which cures were accepted by UTSI.  These cures must be in place by December 31, 2007.

Our Business

The Company is in the business of providing operational and technical support to companies in the oil & gas pipeline industries, electrical utility and other industries. We offer a wide range of expertise specific to these industries including engineering design, inspection and audit services. We provide customers with hardware and automation systems. We offer and help integrate business efficiency and real time operations software applications. Through our networks operations facility, we can also provide our customers with a variety of managed services.

Several factors can be identified as to why our services are sought after: (i) escalating energy costs are necessitating higher production standards and great resource management; (ii) aging infrastructures have increased maintenance budgets and initiated new efforts to update equipment and operations; and (iii) increases in security and control systems post-9/11 have put greater emphasis and more dollars into operations management.

To meet these industry needs, we provide high technology tools and services that help other companies, government/institutions, and functional organizational units manage their industrial infrastructure and economic assets more effectively. Our customers today include major petroleum companies such as Shell, BP, Chevron and others.

We presently own two operational companies, UTSI and Diverse Networks, Inc. (“DNI”), both located in Houston, Texas. Taken together, DNI and UTSI have more than 30 years of experience and have worked with over 40 of the world’s top petroleum companies.

Plan of Operations

We are actively seeking to expand the commercialization of our services to other key industries such as telecommunications, water and waste water, and distributed energy, but cannot guarantee we will be successful in doing so. We also maintain operations in Madrid, Spain, which we hope to use to reach out to a growing international market for our products and services.

Results of Continuing Operations

The results of operations are set forth below for the periods ended September 30, 2007 and September 30, 2006.

The following table sets forth, for the periods indicated, selected financial data from continuing operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$1,112,078	$938,706	$3,373,855	$2,165,256
Cost of goods sold	576,497	648,103	1,785,884	1,394,611
Gross profit	535,581	290,603	1,587,971	770,645
Research & development	115,498	84,709	333,658	84,709
Selling, general & administrative	51,573	598,573	2,120,272	2,292,314
Depreciation and amortization	38,393	57,363	110,940	165,039
Total operating expenses	205,464	655,936	2,565,370	2,457,353
Profit/(loss) from operations	330,117	(450,042)	(977,399)	(1,771,417)

Comparison of the Three Months and Nine Months ended September 30, 2007 and September 30, 2006

Net Sales

Our net sales for operations increased to $1,112,078 and $3,373,855 for the three months and nine months ended September 30, 2007, respectively. This translates to an increase of approximately 15.6% and 31.9% respectively for each of the periods indicated. This increase is primarily due to the acquisitions of DNI and UTSI, as well as an overall increase in sales.

Cost of Sales

Cost of sales decreased to $576,497 for the three months ended September 30, 2007, and increased to $1,785,884 for the nine months ended September 30, 2007. As a percentage of net sales, cost of sales decreased to 52% and 64% for the three and nine months ended September 30, 2007, respectively, versus approximately 69% and 64% of sales for the three and nine months ended September 30, 2006. This decrease is primarily due to better margins being achieved after acquisition.

Research and Development

Research and development expenses related to the development of future products were $115,498 for the three months ended September 30, 2007 compared to $84,709 for the corresponding period in 2006. For the nine months ended September 30, 2007, research and development expenses totaled $333,658, compared to $84,709 for the corresponding period in 2006. We incurred such expenses because we continue to develop and research new ideas and products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $2,120,272 for the nine months ended September 30, 2007 from $2,292,314 for the corresponding period in 2006. These expenses decreased to $51,573 for the three months ended September 30, 2007 from $598,573 for the corresponding period in 2006, as we did not incur as significant stock for services in the most recent quarter.

Operating profit/loss

We incurred an operating profit of $330,117 for the three months ended September 30, 2007, compared to a loss of $450,042 for the corresponding period in 2006. Our loss for the nine months ended September 30, 2007 decreased to $977,399 from $1,771,417 for the corresponding period in 2006. This decreased loss was primarily due to us beginning to achieve our goals.

Liquidity and Capital Resources

We have financed our operations, acquisitions, debt service, and capital requirements through cash flows generated from financing activities and debt financing, and the Company expects to fund its operations for the next 12 months through the same means. Our working capital deficit at September 30, 2007 was $1,101,361.

We used $1,039,921 of net cash in operating activities for the nine months ended September 30, 2007 and we were provided with $1,000,273 from financing activities.

Off-Balance Sheet Arrangements

None.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report are effective to provide reasonable assurance that the information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls. We reviewed our internal controls over financial reporting and there have been no changes in our internal controls or in other factors that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2007, we entered into a Securities Purchase Agreement with the same accredited investors who previously invested in us on March 31, 2006, pursuant to which we agreed to issue an additional tranche of $330,000 of convertible promissory notes. The convertible notes have a three-year term and bear interest at a rate of eight percent (8%) per annum, and are convertible into shares of our common stock under the same terms set forth in Note 6 to the consolidated financial statements included with this Quarterly Report. The notes also include warrants to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.0014 per share, subject to adjustment. Such notes and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with the offer and sale of these notes and the warrants, we engaged Envision Capital LLC as a finder for the transaction. Under the terms of the engagement, Envision received a ten percent (10%) cash commission on the sale of the notes, as well as warrants to purchase up to 5,000,000 shares of our common stock on the same terms and conditions as the warrants issued to purchasers under such Securities Purchase Agreement.

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

INTERACT HOLDINGS GROUP, INC.

November 15, 2007	By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer and Chief Financial Officer