Form 10KSB
period 2007-12-31
JACKSON RIVERS CO
filed 2008-04-16
CIK 1159770

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________
Commission File Number: 333-70932

Interact Holdings Group, Inc.
(Name of small business issuer as specified in its charter)

Florida	65-1102865
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Rio San Diego Drive, 8th Floor
San Diego, CA 92108
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (619) 342-7443

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: $.00001 par value common stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for the most recent fiscal year were $4,473,499.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62,403 as of March 31, 2008.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: March 31, 2008: 624,030,575

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Issuer Format Yes ☐ No ☑

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Corporate History

Interact Holdings Group, Inc. (the “Company”, “we” or “us”) was incorporated on May 8, 2001 under the laws of the State of Florida as a development-stage company under the name, “The Jackson Rivers Company.”

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

On March 17, 2006, we sold 100% of the equity interest in our wholly owned subsidiary, JRC Global Products, Inc., to our former President and controlling shareholder, Dennis Lauzon, for $1,100 in the form of a promissory note. Such note has since been fully satisfied.

On March 31, 2006, we entered into a securities purchase agreement with certain accredited investors pursuant to which we agreed to issue, in three separate tranches, up to $2,000,000 of convertible promissory notes, as well as warrants to purchase shares of our common stock. The different tranches of the notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the securities purchase agreement; (ii) $600,000 within 5 days of filing of a registration statement with the Securities and Exchange Commission (the “SEC”) registering the shares of common stock that are to be issued upon conversion of the notes and exercise of the warrants issued pursuant to the securities purchase agreement; and (iii) $700,000 within 5 days of the registration statement being declared effective by the SEC. The convertible notes have a three year term and bear interest at a rate of six percent (6%) per annum. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is initially 50% provided that, such percentage will be increased to 55% if the registration statement is filed on or before April 30, 2006 and further increased to 60% if the registration statement is declared effective by the SEC on or before July 29, 2006. “Market Price” means the average of the lowest three trading prices (as defined in the securities purchase agreement) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined in the securities purchase agreement), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of the notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of our assets, including all of our intellectual property. At the time of this filing, $2,250,315.03 remains outstanding on the notes and $84,395.00 has been converted into common shares of the Company.

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

We agreed to register the secondary offering and resale of the shares issuable upon conversion of the notes and the shares issuable upon exercise of the warrants within 30 days of the execution of the securities purchase agreement. At the time of this filing, we have not registered the secondary offering and resale of the shares issuable upon conversion.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of the notes and the warrants.

On May 5, 2006, we acquired UTSI International Corporation (“UTSI”), a Texas corporation, pursuant to a merger agreement whereby each share of UTSI common stock outstanding was converted into the right to receive 1.4380297 shares of our Series C Preferred Stock so that the 1,529,871 shares of common stock of UTSI outstanding are convertible into an aggregate of 2,200,000 shares of Series C Preferred Stock of the Company.

In December 2006, we entered into a securities purchase agreement with accredited investors to which we agreed to issue an additional tranche of $250,000 of convertible promissory notes. These notes have a three year term and bear interest at a rate of eight percent (8%) per annum. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is 50%. “Market Price” means the average of the lowest three trading prices (as defined in the securities purchase agreement) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined in the securities purchase agreement), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of the notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.0007 per share, subject to adjustment.

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

In December 2006, the Company changed its name to “Interact Holdings Group, Inc.” to reflect the diverse nature of its enterprises.

Our executive offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, CA 92108 and our telephone number is (619) 342-7443. We maintain a website at www.interactholdings.com.

Recent Developments

On February 12, 2007, we effected a 500-to-1 reverse stock split. The financials have been adjusted for all periods presented.

On March 31, 2007, we entered into another securities purchase agreement with the same accredited investors as above, pursuant to which we agreed to issue an additional tranche of $220,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is 50%. “Market Price” means the average of the lowest three trading prices (as defined in the securities purchase agreement) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined in the securities purchase agreement), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of the notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

On August 21, 2007, we entered into another Securities Purchase Agreement with the same accredited investors as above, pursuant to which we agreed to issue an additional tranche of $330,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum and are convertible into our common stock under the same terms set forth for the Notes above. The notes also included warrants to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

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

In January 2008, we entered into a separation agreement with one of our operating subsidiaries UTSI International. Both parties mutually agreed to terminate their relationship. UTSI had the option to rescind the acquisition as set forth in the original stock purchase agreement between the parties, should we not meet or cure certain conditions. Both companies agreed to the rescission, and each returned stock which originally was given for consideration of the deal in 2006.

In January 2008, Daniel Nagala resigned from the Board of Directors. Also in January 2008, James Nelson resigned from the Board of Directors and resigned his positions as President and Chief Operating Officer of the Company. Upon his resignation, the Preferred A Series shares held by Mr. Nelson were returned to Jeffrey Flannery, the remaining officer and board member.

Our Business

Through our remaining subsidiary, Diverse Networks, we continue to operate in the infrastructure management and technology business. However, at this time we are unsure of our ability to support these activities on an ongoing basis. Furthermore, our auditor has raised substantial doubts about our ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements.

We currently are seeking new business opportunities. We will endeavor to restructure and grow through the acquisition of additional business opportunities. We anticipate that proposed business ventures will be made available to us through personal contacts of our directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, and members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Since such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. We do not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, we expect that any such compensation would take the form of an issuance of the Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for the Company; nor are there any similar arrangements with us.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

None.

Governmental Approval of Principal Products or Services

None.

Effect of Existing or Probable Governmental Regulations on Business

None.

Research and Development

None.

Cost and Effects of Compliance with Environmental Laws

We are not, at present, subject to existing environmental laws that may have an adverse effect on us.

Employees

As of March 31, 2008, we had no full-time employees and no part-time employees.

ITEM 2.	DESCRIPTION OF PROPERTY

Our executive and operational headquarters are based in Houston, Texas. We lease office space under an operating lease that expires in May 2010 at a monthly rent of $23,560. We are seeking to sublet this space to a qualified tenant so as to eliminate or minimize these monthly office expenses while we restructure.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the symbol “IHGR.” The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2006 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-for-500 reverse stock split which was effected in January 2007. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2007 to December 31, 2007	High Bid	Low Bid
First quarter	$0.5000	$0.0200
Second quarter	0.0270	0.0013
Third quarter	0.0042	0.0004
Fourth quarter	0.0005	0.0001

January 1, 2006 to December 31, 2006	High Bid	Low Bid
First quarter	$1.25	$1.10
Second quarter	2.50	2.10
Third quarter	1.60	0.37
Fourth quarter	2.00	0.45

Holders

As of April 17, 2008, there were approximately 600 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a) )
Equity compensation plans approved by security holders	45,577,624	$0.0127	99,655,000
Equity compensation plans not approved by security holders	–	–
Total	45,577,624	$0.0127	99,655,000

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

In December 2006, we entered into a securities purchase agreement with accredited investors to which we agreed to issue an additional tranche of $250,000 of convertible promissory notes. These notes have a three year term and bear interest at a rate of eight percent (8%) per annum and are convertible into our common stock under the same terms set forth for the notes described above. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.0007 per share, subject to adjustment.

On March 31, 2007, we entered into another securities purchase agreement with accredited investors to which we agreed to issue an additional tranche of $220,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is 50%. “Market Price” means the average of the lowest three trading prices (as defined in the securities purchase agreement) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined in the securities purchase agreement), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of the notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes also included warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

On August 21, 2007, we entered into another Securities Purchase Agreement with the same accredited investors as above, pursuant to which we agreed to issue an additional tranche of $330,000 of convertible promissory notes. The convertible notes have a three year term and bear interest at a rate of eight percent (8%) per annum. The notes are convertible into our common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is 50%. “Market Price” means the average of the lowest three trading prices (as defined in the securities purchase agreement) for our common stock during the 20 trading day period prior to conversion. Upon an event of default (as defined in the securities purchase agreement), the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of the notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for our common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes also included warrants to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.07 per share, subject to adjustment.

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

Results of Continuing Operations

Basis of Presentation

The results of operations set forth below for the years ended December 31, 2007 and 2006 are those of the continuing operations of Interact Group Holdings, Inc., which include DNI and UTSI on a consolidated basis.

The following table sets forth, for the periods indicated, certain selected financial data expressed as a percentage of net sales from continuing operations:

	Year Ended December 31,
	2007	2006
Net sales	$4,473,499	$3,198,853
Cost of sales	2,275,046	1,782,458
Gross profit	$2,198,454	$1,416,395
Research and Development	413,531	185,565
Selling, general and administrative	3,454,474	2,851,800

Depreciation and Amortization	175,375	195,096
Operating loss	$(1,844,926)	$(1,816,166)

Comparison of the Years ended December 31, 2007 and 2006

Net sales. Net sales for operations increased to $4,473,499, or an increase of approximately 28.5%, for the year ended December 31, 2007, from $3,198,853 for the year ended December 31, 2006. This increase was attributable to higher sales levels and UTSI.

Cost of Sales. Cost of sales for continued operations increased to $2,275,046, or approximately 27.7%, for the year ended December 31, 2007, from $1,782,458 for the year ended December 31, 2006. As a percentage of net sales, cost of sales decreased to 51% of net sales for the year ended December 31, 2007 versus approximately 56% of sales for the year ended December 31, 2006. The decrease in cost of sales as a percentage of net sales resulted primarily from improved costing of new business products through the mergers. As a result, we generated a gross profit of $2,198,454 with a gross profit margin of approximately 49% for the year ended December 31, 2007.

Selling, general and administrative. Selling, general and administrative expenses increased to $3,454,474, or an increase of approximately 17.5%, for the year ended December 31, 2007, from $2,851,800 for the year ended December 31, 2006. As a percentage of net sales, selling, general and administrative expenses were approximately 77% for the year ended December 31, 2006, as compared to approximately 89% for the comparable period in 2006. The increase in selling, general and administrative expenses primarily resulted from the newly merged companies.

Operating loss. We incurred an operating loss of $1,844,926 for the year ended December 31, 2007, compared to an operating loss of $1,816,166 for the year ended December 31, 2006.

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

We used $1,372,429 of net cash in operating activities for the year ended December 31, 2007 compared to $2,026,287 used in the year ended December 31, 2006.

Net cash flows used in investing activities were $31,738 for the year ended December 31, 2007, compared to $66,606 in the year ended December 31, 2006. The cash used in investing activities for the year ended December 31, 2006 was for purchase of equipment and software.

Net cash flows provided by financing activities were $1,333,429 for the year ended December 31, 2007, compared to net cash provided for financing activities of $2,272,289 in the year ended December 31, 2006. The difference results primarily from proceeds of notes payable.

Capital Requirements

We had a working capital deficit of $2,973,117 as of December 31, 2007. We are anticipating raising funds through new issuances of stock or through private transactions.

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

Off-Balance Sheet Arrangements

None.

ITEM 7.	FINANCIAL STATEMENTS

Table of Contents

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheet	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Cash Flows	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Notes to Financial Statements	F–6

[Letterhead of Gruber &Company, LLC]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INTERACT HOLDINGS GROUP, INC.

We have audited the accompanying consolidated balance sheet of Interact Holdings Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interact Holdings Group, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As indicated in these financial statements, the Company has incurred a loss in 2007 of $3,253,721 and has a cumulative loss since inception of $7,816,097. Further, the Company’s current liabilities exceed its current assets by $2,973,717 and it separated in January 2008 from its main operating subsidiary. These conditions raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
April 2, 2008

F–1

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2007

ASSETS
Current assets
Cash and equivalents	$201,937
Accounts receivable, net	577,681
Prepaid expenses and other assets	108,704
Total Current Assets	$888,322

Property and equipment, net	$128,824
Customer list, net of amortization	569,087
Goodwill	1,868,986
Other long-term assets	55,926
Total Assets	$3,511,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Derivative liability	$1,337,141
Notes payable	773,497
Line of credit	355,089
Accounts payable and accrued expenses	1,389,622
Customer deposits and advance billings	6,090
Total Current Liabilities	$3,861,439

Convertible notes payable	$2,789,764
Note payable - Related parties	965,144
Total Liabilities	$7,616,347

Stockholders’ Deficit
Series A preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 960,000 shares issued and outstanding at December 31, 2007	$10
Series B preferred stock, par value $0.001 per share, 10,000,000 shares authorized; 10,000,000 issued and outstanding at December 31, 2007	1,000
Series C preferred stock, par value $1.00; 2,200,000 shares authorized issued and outstanding at December 31, 2007	2,200,000
Common stock, par value $0.00001 per share, 5,000,000,000 authorized, 594,992,267 issued and outstanding at December 31, 2007	5,855
Additional paid-in capital	1,497,930
Accumulated deficit	(7,816,097)
Comprehensive income	6,100
Total Stockholders’ Deficit	$(4,105,202)
Total Liabilities and Stockholders’ Deficit	$3,511,145

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

F–2

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006
Sales, net	$4,473,499	$3,198,853

Cost of sales	2,275,046	1,782,458

Gross profit	$2,198,454	$1,416,395
.		.
Operating expenses
Research and development	$413,531	188,665
Selling, general and administrative	3,709,474	$2,851,800
Depreciation and amortization	175,375	195,096
Total operating expenses	$4,298,380	$3,235,561

Loss from operations	$(2,099,926)	$(1,819,166)

Other income (expense)
Other income	–	$–
Other expense	$–	(34,674)
Change in accrued derivative liability	(997,187)	(577,507)
Interest expense	(156,608)	$(391,748)
Net other income (expense)	$(1,153,795)	$(1,003,929)

Net income (loss)	$(3,253,721)	$(2,823,095)

Weighted average number of common shares outstanding	358,231,400	601

Net income (loss) per share	$(0.01)	$(4,697.33)

See Accompanying Summary of Accounting Policies and Notes to Financial Statements
F–3

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	$(3,253,721)	$(2,820,095)
Adjustments to reconcile net income to net cash provided by (used by) operations:
Depreciation	70,315	146,024
Amortization	105,060	61,286
Common stock issued in exchange for consulting services rendered	341,535	307,350
Common stock issued in exchange for employee services rendered and related transaction costs	30,228	25,200
Change in accrued derivative liability	509,634	577,507
Accretion of discount on notes payable		138,425
Changes in assets and liabilities:
Accounts receivable	(51,984)	(58,712)
Inventory		19,633
Prepaid expenses	9,719	(113,462)
Accounts payable and accrued expenses	720,261	(395,600)
Customer deposits and advance billings	(114,567)	86,157
Net Cash Used by Operating Activities	$(1,627,420)	$(2,026,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(31,738)	$(38,400)
Acquisition of other assets		(28,206)
Net Cash Used in Investing Activities	$(31,738)	$(66,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of repayments	$1,635,810	$2,179,350
Payment on capital lease obligations	(3,481)	(11,571)
Acquisition of UTSI	–	195,229
Cash Flows from Financing Activities	$1,632,329	$2,272,219
Net Increase (Decrease) in Cash	$(26,829)	$179,326

Effect of Exchange Rate on Cash and Cash Equivalents	6,100	6,979
Cash, beginning of period	222,666	36,361
Cash at end of period	$201,937	$222,666

Supplemental Disclosure of Cash Flow Information
Income taxes paid	–	–
Interest paid	$–	$391,748
Common stock issued to retire convertible debt	$241,102	$142,530

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

F–4

INTERACT HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2007 and 2006

	Preferred Series A		Preferred Series B		Preferred Series C		Common		Additional Pain-in	Stock	Retained Earnings	Stockholders’
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Subscribed	(Deficit)	Equity
Balance, January 1, 2006	960,000	$10	10,000,000	$1,000			99,055	$1	$508,249	$9,299	$(1,742,281)	$(1,325,421)
										(92,400)
Receipt of subscription of stock		—	—	—					(92,400)	92,400	—	-

Stock based Compensation	—	—	—	—			182,500	2	307,348	—	—	307,350
Acquisition of UTSI					2,2000000	2,200,000						2,200,000
Common Stock issued for debt							188,824	2	142,518	—	—	142,520

Common stock issued for services	—	—	—	—			16,000	—	25,200	—	—	25,200

Net loss for the year ended December 31, 2006	—	—	—	—			—	—	—	—	(2,820,095)	(2,820,095)
Comprehensive												6,979
Balance, December 31, 2006	960,000	10	10,000,000	1,000	2,200000	2,200,000	486,379	5	890,915	-	(4,562,376)	(1,463,467)

Common stock issued for consulting services	—	—	—	—			51,900,529	519	341,016	—	—	341,535

Common stock to employees for services	—	—	—	—			3,287,742	33	30,195		—	30,228

	—	—	—	—	—	—	—	—			—

Common stock issued to retire debt	—	—	—	—	—	—	6,213,020	62	15,600	—	—	15,662

Common Stock issued for convertible debt	—	—	—	—	—	—	523,611,031	5,236	220,204	—	—	225,440

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	—	—	—	(3,253,721)	(2,942,621)

Balance, December 31, 2007 before OCI	960,000	$10	10,000,000	$1,000	2,200,000	$2,200,000	585,498,701	$5,855	$1,497,930		$(7,816,097)	$

Other comprehensive income												6,100

Balance, December 31, 2007												(4,055,202)

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

F–5

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

F–6

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Stock – Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation is determined using the fair value of stock-based compensation determined as of the date of the grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. As of December 31, 2007, all options were fully vested; therefore, there are no expenses to the Company related to the implementation of SFAS No. 123R.

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

F–7

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As of December 31, 2007, the Company had a retained deficit of $7,816,097 and a working capital deficit of $2,973,117. In addition as discussed in note 10, the Company and its main operating subsidiary announced they are separating in January 2008. This condition raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F–8

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Note 3 – Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

F–9

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”(“FAS 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

F–10

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

F–11

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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
$2,200,000

On January 8, 2008 the Company and its main operating subsidiary UTSI announced they were separating. UTSI’s financial information for the year ended December 31, 2007 is presented below, and will no longer be part of the Company in 2008. Further, assets of $3,121,168 of the total consolidated assets of $3,511,145 will no longer be present, along with liabilities of $749,997.

F–12

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Year Ended December 31, 2007
Revenues	$2,956,880
Cost of goods sold	1,635,767
Gross profit	$1,321,114

Research and development	$–
Selling, general and administrative	1,042,564
Depreciation and amortization	110,785
Total operating expenses	$1,153,349

Profit from operations	$167,765
Other expense, net	(33,090)
Profit	$134,675

Note 5 – Property and equipment

Property and equipment consists of the following:

	Life	As of December 31, 2007
Office furniture and equipment	3–7	$864,836
Leasehold improvements	10	285,591
		$1,150,427
Less – Accumulated depreciation		1,021,603
		$128,824

Note 6 – Derivative liability

On March 31, 2006, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which they agreed to issue up to $2,000,000 of principal amount of convertible promissory notes in three separate tranches and warrants to purchase shares of the Company’s common stock. The tranches of notes are to be issued and sold as follows: (i) $700,000 upon execution and delivery of the securities purchase agreement; (ii) $600,000 within five days of filing of a registration statement with the Securities and Exchange Commission (the “SEC”) registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants issued pursuant to the securities purchase agreement and (iii) $700,000 within five days of the registration statement being declared effective by the SEC. The convertible notes have a three year term and bear interest at 6%. The notes are convertible into the Company’s common stock pursuant to a “variable conversion price” equal to the “Applicable Percentage” multiplied by the “Market Price.” “Applicable Percentage” is initially 50%, provided that such percentage will be increased to 55% if the registration statement is filed on or before April 30, 2006 and further increased to 60% if the registration statement is declared effective by the SEC on or before July 29, 2006. “Market Price” means the average of the lowest three trading prices (as defined) for the Company’s common stock during the twenty trading day period prior to conversion. Upon an event of default, the notes are immediately due and payable at an amount equal to the greater of (i) 140% of the then outstanding principal amount of notes plus interest and (ii) the “parity value” defined as (a) the highest number of shares of common stock issuable upon conversion of the notes multiplied by (b) the highest closing price for the Company’s common stock during the period beginning on the date of the occurrence of the event of default and ending one day prior to the demand for prepayment due to the event of default. The notes are secured by a first lien on all of the Company’s assets, including all intellectual property.

F–13

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

The fair value of the Convertible Note was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise price as noted above; the stock price as of December 31, 2007; expected volatility of 66%; risk free interest rate of approximately 4.50%; and a term of one year.

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

F–14

INTERACT HOLDINGS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Note 8- Leases

The Company leases office space for its various subsidiaries.

Future minimum payments under capital and operating leases as of December 31, 2007 are as follows:

2008	$381,461
2009	381,461
2010	215,433
2011	106,095
$1,084,450

Note 9 – Major Customers

During the year ending December 31, 2007, the Company had four major customers, sales to which represent approximately 55% of the Company’s total revenues.
Note 10 - Subsequent Event

On January 8, 2008, the Company and its main operating subsidiary UTSI announced they were separating. UTSI’s financial information for the year ended December 31, 2007 is presented below, and will no longer be part of the Company in 2008. Further, assets of $3,121,168 of the total consolidated assets of $3,511,145 will no longer be present, along with liabilities of $749,997.

	Year Ended December 31,
	2007	2006
Revenues	$2,956,880	1,727,336
Cost of goods sold	1,635,767	818,757
Gross profit	$1,321,114	908,579

Research and development	$-
Selling, general and administrative	1,042,564	818,892

Depreciation and amortization	110,785	3,984
Total operating expenses	$1,153,349	822,876
Profit from operations	$167,765	85,703
Other expense, net	(33,090)	(27,310)

F–15

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 15, 2007, the services of Malone & Bailey, PC. (“M&B”), the auditors for the Company, were terminated. Such termination was recommended and approved by the Board of Directors of the Company.

The report issued by M&B on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Name	Age	Position
Jeffrey W. Flannery	51	Director, Chief Executive Officer, Chief Financial Officer, interim President and interim Chief Operating Officer

Jeffrey W. Flannery has been serving as a director of Interact Group Holdings, Inc. and its Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since August 31, 2005. Since December 31, 2007, Mr. Flannery has been serving as the interim President and Chief Operating Officer. Mr. Flannery brings extensive experience in business development and fiscal management to these positions. Since 2005, he has been serving as Chairman of Titan Energy Worldwide, Inc., a company which manufactures, markets and sells mobile utility systems for emergency power generation. Since 1999, as a member of FLC Partners, Inc., an investment banking services company, Mr. Flannery has provided financial consulting and business development services for many public and private companies. From 1994 to 1999, Mr. Flannery served as the Chief Executive Officer of Enhanced Information Systems, Inc., an online home health care provider for the pharmacy industry, Vice President of Development for IUSA, an information technology company, and Director of Corporate Communications for Center for Special Immunology, a public company dedicated to medical treatments for immune disorders. Mr. Flannery received his B.A. in Philosophy from the University of California, Los Angeles.

Significant Employees

Other than our executive officer, we do not have any employees who are expected to make a significant contribution to our business.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

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

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 8880 Rio San Diego Drive, 8th Floor, San Diego, CA 92108 address, telephone number (619) 342-7443.

Nominating Committee

The Company does not have a nominating committee.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 2007, all compensation paid by the Company, including salary, bonuses and certain other compensation, if any, to its Chief Executive Officer and Chief Financial Officer and the Company’s highest paid executive officer other than the CEO. The executive officers listed in the table below are sometimes referred to as the “named executive officers” in this Annual Report.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Flannery CEO and CFO	2007	180,000	0	0	0	0	0	0	180,000
James E. Nelson
former Director, President and Chief Operating Officer	2007	285,000	0	0	0	0	0	0	285,000	(1)

(1)	This amount includes Mr. Nelson’s yearly salary as an officer of the Company in the amount of $120,000 and his yearly salary as an officer of DNI in the amount of $165,000.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We do not have employment agreements with any of our other executive officers.

Compensation of Executives

Mr. Jeffrey W. Flannery receives an annual salary of $180,000. To date no payments have been made to Mr. Flannery. All amounts due to Mr. Flannery to date have been deferred.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. During the year ended December 31, 2007, our directors have not received any compensation for services rendered in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2008 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Except as set forth in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address (1)	Beneficially Owned		Percentage Owned
Jeffrey W. Flannery	960,000	(2)	75.5%
All directors and officers as a group (one person)	960,000		75.5%

(1)	The address for Jeffrey W. Flannery is 8880 Rio San Diego Drive, 8th Floor, San Diego, CA 92108(San Diego Office).
(2)	All are Series A Preferred Stock, each share of which is convertible into one share of our common stock, and hold 2000 to 1 voting rights.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.	EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit 3.1(i) of the Company’s Form SB-2 filed with the SEC on October 4, 2001).

3.2*	Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.

3.3*	Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.

3.4*	Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005.

3.5*	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Form SB-2 filed with the SEC on October 4, 2001).

3.6*	Amended and Restated Bylaws.

4.1*	Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.

4.2*	Certificate of Designation for the Series B Preferred Stock, filed effective December 1, 2005.

4.3*	Form of Callable Secured Promissory Note dated March 31, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

4.4*	Form of Stock Purchase Warrant dated March 31, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

4.5*	Convertible Promissory Note dated as of January 2, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10KSB filed with the SEC on April 17, 2006).

4.6*	Convertible Promissory Note dated as of March 12, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10KSB filed with the SEC on April 17, 2006).

4.7*	Stock Purchase Warrant dated as of January 5, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

4.8*	Callable Secured Convertible Note, dated as of January 5, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

10.1*
Securities Purchase Agreement dated as of March 31, 2006 by and among The Jackson Rivers Company and the Purchaser set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.2*	Security Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.3*	Registration Rights Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.4*	Intellectual Property Security Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.5*	Securities Purchase Agreement dated as of January 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

10.6*	Security Agreement dated as of January 5, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

14*	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10KSB filed with the SEC on April 13, 2005).

16*	Letter Regarding Change of Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed on January 19, 2007).

21**	Subsidiaries.

23.1**	Consent of Gruber & Co. LLC

31.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of the Company, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of the Company, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed
** Filed Herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Appointment of Auditors

Our Board of Directors selected Malone & Bailey, PC, independent accountants (“M&B”), as our auditors for the year ended December 31, 2005.

In January 2007, our board of directors dismissed M&B and appointed Gruber & Company LLC (“Gruber”) as our independent auditors. There were no disagreements with M&B.

Audit Fees

Gruber has billed us $15,000 for our annual audit for the fiscal year ended December 31, 2006 and $20,000 for the fiscal year ended 2007.

Audit-Related Fees

Gruber billed us $0 for assurance and related services for the fiscal year ended 2006 and $25,000 for the fiscal year ended 2007.

Tax and All Other Fees

We did not pay any fees to Gruber for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2006 and 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Gruber and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007 and for the year then ended, none of the hours expended on Gruber’s engagement to audit those financial statements were attributed to work by persons other than their full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf this 16th day of April, 2008 by the undersigned, thereunto duly authorized.

INTERACT HOLDINGS GROUP, INC.

By:	/s/ Jeffrey W. Flannery
Jeffrey W. Flannery
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/ Jeffrey W. Flannery	Chief Executive Officer, Chief Financial Officer,	April 16, 2008
Jeffrey W. Flannery	interim Chief Operating Officer, interim President, Secretary, Treasurer, Director

Exhibit No.	Description

3.1*	Articles of Incorporation filed May 8, 2001 (incorporated by reference to Exhibit 3.1(i) of the Company’s Form SB-2 filed with the SEC on October 4, 2001).

3.2*	Articles of Amendment to the Articles of Incorporation, filed effective August 3, 2004.

3.3*	Articles of Amendment to the Articles of Incorporation, filed effective November 22, 2004.

3.4*	Articles of Amendment to the Articles of Incorporation, filed effective January 31, 2005.

3.5*	Bylaws (incorporated by reference to Exhibit 3(ii) of the Company’s Form SB-2 filed with the SEC on October 4, 2001).

3.6*	Amended and Restated Bylaws.

4.1*	Certificate of Designation for the Series A Preferred Stock, filed effective October 18, 2004.

4.2*	Certificate of Designation for the Series B Preferred Stock, filed effective December 1, 2005.

4.3*	Form of Callable Secured Promissory Note dated March 31, 2006 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

4.4*	Form of Stock Purchase Warrant dated March 31, 2006 (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

4.5*	Convertible Promissory Note dated as of January 2, 2006 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10KSB filed with the SEC on April 17, 2006).

4.6*	Convertible Promissory Note dated as of March 12, 2006 (incorporated by reference to Exhibit 10.14 of the Company’s Form 10KSB filed with the SEC on April 17, 2006).

4.7*	Stock Purchase Warrant dated as of January 5, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

4.8*	Callable Secured Convertible Note, dated as of January 5, 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

10.1*
Securities Purchase Agreement dated as of March 31, 2006 by and among The Jackson Rivers Company and the Purchaser set forth therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.2*	Security Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.3*	Registration Rights Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.4*	Intellectual Property Security Agreement dated as of March 31, 2006 (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed with the SEC on April 6, 2006).

10.5*	Securities Purchase Agreement dated as of January 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

10.6*	Security Agreement dated as of January 5, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed with the SEC on January 11, 2007).

14*	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Form 10KSB filed with the SEC on April 13, 2005).

16*	Letter Regarding Change of Certifying Accountant (incorporated by reference to Exhibit 16.1 of the Company’s Form 8-K filed on January 19, 2007).

21**	Subsidiaries.

23.1**	Consent of Gruber & Co. LLC

31.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of the Company, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Jeffrey W. Flannery, Chief Executive Officer, Chief Financial Officer and Director of the Company, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.